Form 10-Q
period 2001-06-30
3333 HOLDING CORP; CENTEX CORP; CENTEX DEVELOPMENT CO LP
filed 2001-08-13
CIK 818762, 18532, 818764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

JOINT QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended

June 30, 2001

Commission File No. 1-6776

Centex Corporation

A Nevada Corporation
IRS Employer Identification No. 75-0778259
2728 N. Harwood
Dallas, Texas 75201
(214) 981-5000

Commission File Nos. 1-9624 and 1-9625, respectively

3333 Holding Corporation
A Nevada Corporation
Centex Development Company, L.P.
A Delaware Limited Partnership

IRS Employer Identification Nos. 75-2178860 and 75-2168471, respectively
2728 N. Harwood
Dallas, Texas 75201
(214) 981-6770

The registrants have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and have been subject to such filing requirements for the past 90 days.

Indicate the number of shares of each of the registrants’ classes of common stock (or other similar equity securities) outstanding as of the close of business on July 31, 2001:

Centex Corporation 3333 Holding Corporation Centex Development Company, L.P. Centex Development Company, L.P.	Common Stock Common Stock Class A Units of Limited Partnership Interest Class C Units of Limited Partnership Interest	60,687,912 shares 1,000 shares 32,260 units 185,711 units

Centex Corporation and Subsidiaries
3333 Holding Corporation and Subsidiary
Centex Development Company, L.P. and Subsidiaries

Form 10-Q Table of Contents

June 30, 2001

Centex Corporation and Subsidiaries

i

3333 Holding Corporation and Subsidiary
Centex Development Company, L.P. and Subsidiaries

ii

Centex Corporation and Subsidiaries

Part I. Financial Information

Condensed Consolidated Financial Statements

ITEM 1.

      The condensed consolidated financial statements include the accounts of Centex Corporation and subsidiaries and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. References herein to “Centex” or the “Company” will include all subsidiaries of Centex Corporation, through which all operations are conducted, except where the context indicates that such reference is only to the registrant, Centex Corporation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the information in the following condensed consolidated financial statements of the Company have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Centex Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(Dollars in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,

	2001	2000

Revenues

Home Building

Conventional Homes	$1,039,161	$887,022

Manufactured Homes	27,570	36,486

Financial Services	162,593	95,909

Construction Products	117,423	115,065

Contracting and Construction Services	313,633	298,659

Investment Real Estate	24,098	3,481

Home Services	24,667	—

	1,709,145	1,436,622

Costs And Expenses

Home Building

Conventional Homes	941,041	814,472

Manufactured Homes	29,126	36,583

Financial Services	137,423	95,841

Construction Products	104,481	78,886

Contracting and Construction Services	306,175	292,155

Investment Real Estate	8,843	(2,621)

Home Services and Other	22,749	(320)

Corporate General and Administrative	11,246	8,731

Interest Expense	27,242	21,790

Minority Interest	2,833	13,036

	1,591,159	1,358,553

Earnings Before Income Taxes	117,986	78,069

Income Taxes	42,770	29,864

Net Earnings	$75,216	$48,205

Earnings Per Share

Basic	$1.25	$0.82

Diluted	$1.22	$0.81

Average Shares Outstanding

Basic	60,174,973	58,803,345

Common Share Equivalents
Options	1,332,271	651,220

Convertible Debenture/Restricted Stock	402,848	400,000

Diluted	61,910,092	59,854,565

Cash Dividends Per Share	$0.04	$0.04

See notes to condensed consolidated financial statements.

Centex Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	Centex Corporation and Subsidiaries

	June 30,	March 31,
	2001*	2001**

Assets

Cash and Cash Equivalents	$87,299	$57,752

Restricted Cash	63,977	57,428

Receivables -

Residential Mortgage Loans	2,444,014	1,996,746

Other	609,684	606,069

Inventories	2,375,065	2,202,295

Investments -

Centex Development Company, L.P.	224,016	210,807

Joint Ventures and Other	85,711	72,035

Unconsolidated Subsidiaries	—	—

Property and Equipment, net	737,150	729,099

Other Assets -

Deferred Income Taxes	38,263	43,116

Goodwill, net	356,059	323,971

Mortgage Securitization Residual Interest	143,434	146,394

Deferred Charges and Other	215,593	203,331

	$7,380,265	$6,649,043

Liabilities and Stockholders’ Equity

Accounts Payable and Accrued Liabilities	$1,222,626	$1,271,464

Debt -

Non-Financial Services	1,695,550	1,464,993

Financial Services	2,520,545	2,054,898

Payables to Affiliates	—	—

Minority Stockholders’ Interest	146,677	143,624

Stockholders’ Equity -

Preferred Stock, Authorized 5,000,000

Shares, None Issued	—	—

Common Stock $.25 Par Value; Authorized 100,000,000 Shares; Issued and Outstanding 60,413,944 and 59,929,344 respectively	15,092	14,982

Capital in Excess of Par Value	39,852	25,779

Unamortized Value of Restricted Stock	(2,662)	—

Retained Earnings	1,751,200	1,678,400

Accumulated Other Comprehensive Loss	(8,615)	(5,097)

Total Stockholders’ Equity	1,794,867	1,714,064

	$7,380,265	$6,649,043

See notes to condensed consolidated financial statements.
* Unaudited
** Condensed from audited financial statements.

Centex Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands)

Centex Corporation		Financial Services

June 30,	March 31,	June 30,	March 31,
2001*	2001**	2001*	2001**

$56,709	$45,987	$30,590	$11,765

4,643	5,442	59,334	51,986

—	—	2,444,014	1,996,746

472,281	486,816	137,403	119,253

2,366,106	2,193,838	8,959	8,457

224,016	210,807	—	—

85,711	72,035	—	—

346,901	314,868	—	—

684,892	673,846	52,258	55,253

2,185	12,838	36,078	30,278

339,457	307,369	16,602	16,602

—	—	143,434	146,394

160,037	149,917	55,556	53,414

$4,742,938	$4,473,763	$2,984,228	$2,490,148

$1,108,643	$1,153,215	$113,983	$118,249

1,695,550	1,464,993	—	—

—	—	2,520,545	2,054,898

—	—	64,992	50,072

143,878	141,491	2,799	2,133

—	—	—	—

15,092	14,982	1	1

39,852	25,779	201,944	200,467

(2,662)	—	—	—

1,751,200	1,678,400	80,015	64,328

(8,615)	(5,097)	(51)	—

1,794,867	1,714,064	281,909	264,796

$4,742,938	$4,473,763	$2,984,228	$2,490,148

In the supplemental data presented above, “Centex Corporation” represents the adding together of all subsidiaries other than those included in Financial Services. Transactions between Centex Corporation and Financial Services have been eliminated from the Centex Corporation and Subsidiaries balance sheets.

Centex Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	For the Three Months Ended June 30,

	2001	2000

Cash Flows — Operating Activities

Net Earnings	$75,216	$48,205

Adjustments -

Depreciation and Amortization	21,365	13,447

Deferred Income Taxes	3,475	519

Equity in Earnings of Centex Development Company, L.P. and Joint Ventures	(2,660)	(313)

Minority Interest, net of taxes	1,898	8,291

Increase in Restricted Cash	(6,549)	(8,372)

Increase in Receivables	(3,615)	(26,785)

Increase in Residential Mortgage Loans	(447,268)	(397,695)

Increase in Inventories	(168,253)	(157,687)

Decrease in Payables and Accruals	(48,838)	(83,728)

Increase in Other Assets	(49,282)	(38,147)

Other, net	1,155	10,095

	(623,356)	(632,170)

Cash Flows — Investing Activities

Increase in Advances to Centex Development Company, L.P. and Joint Ventures	(28,742)	(26,134)

Increase in Property and Equipment, net	(25,037)	(19,078)

	(53,779)	(45,212)

Cash Flows — Financing Activities

Increase in Short-Term Debt, net	147,866	185,733

Non-Financial Services

Issuance of Long-Term Debt	376,213	287,607

Repayment of Long-Term Debt	(221,843)	(115,117)

Financial Services
Issuance of Long-Term Debt	480,000	350,000

Repayment of Long-Term Debt	(86,032)	—

Retirement of Common Stock	—	(784)

Proceeds from Stock Option Exercises and Restricted Stock Activity	11,521	1,078

Dividends Paid	(2,416)	(2,352)

	705,309	706,165

Effect of Exchange Rate Changes on Cash	1,373	882

Net Increase In Cash and Cash Equivalents	29,547	29,665

Cash and Cash Equivalents At Beginning of Period	57,752	135,853

Cash and Cash Equivalents At End of Period	$87,299	$165,518

See notes to condensed consolidated financial statements.

Centex Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2001
(Dollars in thousands)
(unaudited)

(A)   A summary of comprehensive income for the three months ended June 30, 2001 is presented below:

Net Earnings	$75,216

Other Comprehensive Income (Loss):

Foreign Currency Translation Adjustments	1,373

Unrealized Loss on Hedging Instruments	(4,891)

Comprehensive Income	$71,698

      The Foreign Currency Translation Adjustments are primarily the result of Centex’s investment in Centex Development Company, L.P. and its foreign subsidiaries. For additional information on Centex Development Company, L.P. and subsidiaries, see their separate financial statements included elsewhere in this Report. The Unrealized Loss on Hedging Instruments represents the deferral in Other Comprehensive Income of the unrealized loss on swap agreements designated as cash flow hedges. The accounting for interest rate swaps and other derivative financial instruments is discussed in detail in Note (G) of this Report.

(B)   A summary of changes in stockholders’ equity is presented below:

				Unamortized		Accumulated
			Capital in	Value of		Other
	Preferred	Common	Excess of	Restricted	Retained	Comprehensive
	Stock	Stock	Par Value	Stock	Earnings	(Loss) Income	Total

Balance, March 31, 2001	$—	$14,982	$25,779	$—	$1,678,400	$(5,097)	$1,714,064

Net Earnings	—	—	—	—	75,216	—	75,216

Issuance of Restricted Stock	—	17	2,738	(2,755)	—	—	—

Amortization of Restricted Stock	—	—	—	93	—	—	93

Exercise of Stock Options	—	93	11,335	—	—	—	11,428

Cash Dividends	—	—	—	—	(2,416)	—	(2,416)

Unrealized Loss on Hedging Instruments	—	—	—	—	—	(4,891)	(4,891)

Foreign Currency Translation Adjustments	—	—	—	—	—	1,373	1,373

Balance, June 30, 2001	$—	$15,092	$39,852	$(2,662)	$1,751,200	$(8,615)	$1,794,867

(C)   In March 1987, certain of Centex’s subsidiaries contributed to Centex Development Company, L.P. (the “Partnership”), a newly-formed master limited partnership, properties in exchange for 1,000 Class A limited partnership units (“Class A Units”). The Partnership was formed to enable the stockholders of Centex to participate in long-term real estate development projects, the dynamics of which are inconsistent with Centex’s traditional financial objectives.

      The Partnership is managed by its general partner, 3333 Development Corporation (“Development”), which is in turn wholly-owned by 3333 Holding Corporation (“Holding”). Holding is a separate public company whose stock trades in tandem with Centex’s common stock. The common stock of Holding was distributed in 1987, together with warrants to purchase approximately 80% of the Partnership’s Class B limited partnership units (“Class B Units”), as a dividend to the stockholders of Centex. These securities are held by a nominee on behalf of the stockholders and will trade in tandem with the common stock of Centex until such time as they are detached. The securities may be detached at any time by Centex’s Board of Directors, but the warrants to purchase Class B Units will automatically become detached in November 2007.

      The stockholders of Centex elect the four-person Board of Directors of Holding. Three of the Board members, representing the majority of the Board, are independent outside directors who are not directors, affiliates, or employees of Centex. Thus, through Holding, the stockholders of Centex control the general partner of the Partnership. The general partner and the independent Board of Holding manage how the Partnership conducts its activities, including the acquisition, development, maintenance, operation, and sale of properties. The general partner, acting on behalf of the Partnership, may sell or acquire properties, including the contributed property, and enter into other business transactions without the consent of the limited partners. In addition, the limited partners cannot remove the general partner. The Company accounts for its limited partner investment in the Partnership on the equity method of accounting because the Company does not control the Partnership.

      During fiscal year 1998, the agreement governing the Partnership was amended to allow for the issuance of Class C limited partnership units (“Class C Units”). During fiscal 1998, the 1,000 outstanding Class A Units owned by Centex were converted to 32,260 new Class A Units. As of June 30, 2001, 185,711 Class C Units had been issued in exchange for assets, including cash and land, with a fair market value of $185.7 million. These assets were recorded by the Partnership at fair market value. The partnership agreement provides that Centex, as the Class A and Class C limited partner, is entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of its Unrecovered Capital, which is defined as its capital contributions, adjusted for cash or other distributions representing return of capital contributions. As of June 30, 2001, Unrecovered Capital totaled $218.5 million, and preference payments in arrears amounted to $26.0 million. No preference payments have been made since fiscal 1998.

      Supplementary condensed combined financial statements for Centex and subsidiaries, Holding and subsidiary and the Partnership and subsidiaries are set forth below. For additional information on Holding and subsidiary and the Partnership and subsidiaries, see their separate financial statements and related footnotes included elsewhere in this Report.

Supplementary Condensed Combined Balance Sheets

	June 30,	March 31,
	2001	2001*

Assets

Cash and Cash Equivalents	$97,211	$60,786

Restricted Cash	63,977	57,428

Receivables	3,058,298	2,613,035

Inventories	2,853,351	2,629,733

Investments in Joint Ventures and Other	86,727	72,679

Property and Equipment, net	740,783	732,490

Other Assets	798,587	757,882

	$7,698,934	$6,924,033

Liabilities And Stockholders’ Equity

Accounts Payable and Accrued Liabilities	$1,304,654	$1,352,467

Short-term Debt	787,896	602,185

Long-term Debt	3,664,445	3,111,607

Minority Stockholders’ Interest	147,072	143,710

Stockholders’ Equity	1,794,867	1,714,064

	$7,698,934	$6,924,033

      *   Condensed from audited financial statements.

Supplementary Condensed Combined Statements of Earnings

	For the Three Months Ended
	June 30,

	2001	2000

Revenues	$1,789,975	$1,507,364

Costs and Expenses	1,671,698	1,428,649

Earnings Before Income Taxes	118,277	78,715

Income Taxes	43,061	30,510

Net Earnings	75,216	48,205

Other Comprehensive Loss	(3,518)	(270)

Comprehensive Income	$71,698	$47,935

(D)   The Company’s home building activities include: the acquisition of raw and semi-developed land; the planning, supervision and funding of subcontractors’ activities to complete development of that land primarily into single-family home sites; and the construction of homes on those sites for sale to individual home purchasers. The Company conducts its land acquisition and development activities directly and through its participation in joint ventures in which the Company holds less than a majority interest.

      The Company has paid $61 million as options toward the purchase of undeveloped land and developed lots having a total purchase price of approximately $1.6 billion in order to ensure the future availability of land for home building. These options expire at various dates through the year 2007. The Company has also committed to purchase land and developed lots totaling approximately $1.8 million.

(E)   Interest expenses relating to the Financial Services segments are included in its costs and expenses. Interest related to segments other than Financial Services is included as interest expense. For the three months ending June 30, 2001, $10.4 million of interest costs were capitalized to qualifying assets, principally within the Home Building segment, and $6.4 million of previously capitalized interest was charged to interest expense.

	For the Three Months Ended
	June 30,

	2001	2000

Total Interest Incurred	$67,167	$33,898

Capitalized Interest, net	(3,992)	—

Less — Financial Services	(35,933)	(12,108)

Interest Expense, net	$27,242	$21,790

(F)   The Company operates in six principal business segments: Home Building, Financial Services, Construction Products, Contracting and Construction Services, Investment Real Estate, and Home Services and Other. These segments operate primarily in the United States, and their markets are nationwide. Revenues from any one customer are not significant to the Company.

      Intersegment revenues and investments in joint ventures are not material and are not shown in the following tables. The investment in the Partnership (approximately $224 million) is included in the Investment Real Estate segment.

      The following tables set forth financial information relating to the business segments.

HOME BUILDING

Conventional Homes

      Conventional Homes operations involve the purchase and development of land or lots as well as the construction and sale of single-family homes.

	For the Three Months Ended June 30,

	2001	2000

	(Dollars in millions)
Revenues	$1,039.2	$887.0

Cost of Sales	(772.4)	(679.5)

Selling, General & Administrative Expenses	(168.7)	(135.0)

Operating Earnings	$98.1	$72.5

Manufactured Homes

      Manufactured Homes operations involve the construction in factories of single-family homes and, to a lesser degree, commercial structures and the sale of these products through a network of company-owned and independent dealers.

	For the Three Months Ended
	June 30,

	2001	2000

	(Dollars in millions)
Revenues	$27.6	$36.5

Cost of Sales	(23.4)	(29.3)

Selling, General & Administrative Expenses	(5.8)	(7.3)

Operating Loss	$(1.6)	$(0.1)

FINANCIAL SERVICES

      Financial Services operations consist primarily of home financing, home equity and sub-prime lending, and the sale of title and other insurance coverages. These activities include mortgage origination and other related services for homes sold by Centex subsidiaries and by others.

	For the Three Months Ended
	June 30,

	2001	2000

	(Dollars in millions)
Revenues*	$162.6	$95.9

Selling, General & Administrative Expenses	(101.5)	(83.7)

Interest Expense	(35.9)	(12.1)

Operating Earnings	$25.2	$0.1

*	Financial Services revenues include interest income of $52.6 million and $16.1 million for the three months ended June 30, 2001 and 2000, respectively.

CONSTRUCTION PRODUCTS

      Construction Products operations involve the manufacture, production, distribution, and sale of cement, gypsum wallboard, recycled paperboard, aggregates, and readymix concrete.

	For the Three Months Ended
	June 30,

	2001	2000

	(Dollars in millions)
Revenues	$117.4	$115.0

Cost of Sales	(103.3)	(77.2)

Selling, General & Administrative Expenses	(1.2)	(1.7)

Operating Earnings	12.9	36.1

Minority Interest*	(2.8)	(13.0)

Net Operating Earnings to Centex	$10.1	$23.1

      *   Minority interest includes interest expense, which is significantly higher in fiscal 2001.

      Centex’s ownership interest in Construction Products was 65.2% as of June 30, 2001 and 64.4% as of June 30, 2000.

CONTRACTING AND CONSTRUCTION SERVICES

      Contracting and Construction Services operations involve the construction of buildings for both private and government interests, including (among others) office, commercial and industrial buildings, hospitals, hotels, museums, libraries, airport facilities, and educational institutions. As this segment generates significant positive cash flow (payables and accruals consistently exceed identifiable assets), intercompany interest income (credited at the prime rate in effect) is reflected in this segment; however, this amount is eliminated in consolidation.

	For the Three Months Ended
	June 30,

	2001	2000

	(Dollars in millions)
Revenues	$313.6	$298.7

Construction Contract Costs	(291.0)	(279.2)

Selling, General & Administrative Expenses	(15.1)	(13.0)

Operating Income, as reported	7.5	6.5

Intercompany Interest Income	2.1	2.3

Total Economic Return	$9.6	$8.8

INVESTMENT REAL ESTATE

      Investment Real Estate operations involve the acquisition, development, and sale of land, primarily for industrial, office, multi-family, retail, and mixed-use projects, and investments in other real estate operations.

	For the Three Months Ended
	June 30,

	2001	2000

	(Dollars in millions)
Revenues	$24.1	$3.5

Cost of Sales	(5.2)	(0.3)

Selling, General & Administrative Expenses	(3.6)	(1.1)

Negative Goodwill Amortization	—	4.0

Operating Earnings	$15.3	$6.1

HOME SERVICES AND OTHER

      Home Services operations include pest management, electronic security, structured wiring, and chemical lawn care.

For the Three Months Ended
June 30,

2001

(Dollars in millions)
Revenues	$24.7

Cost of Sales	(9.2)

Selling, General & Administrative Expenses	(13.6)

Operating Earnings	$1.9 *

*	Before fiscal 2002, revenues and operating expenses of the Home Services and Other segment were reflected on a net basis, as this segment was not considered material for purposes of segment reporting. Operating earnings for the three months ended June 30, 2000 were $0.3 million.

(G)   The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, on April 1, 2001. This statement requires that derivatives be recognized as either assets or liabilities in the balance sheet and that those instruments be measured at fair value. The accounting for the gain or loss resulting from the change in fair value depends on the intended use of the derivative. For a derivative used to hedge changes in fair value of a recognized asset or liability or an unrecognized firm commitment, the gain or loss on the derivative will be recognized in earnings along with the offsetting loss or gain on the hedged item. This results in earnings recognition only to the extent that the hedge is ineffective in achieving offsetting changes in fair value. For a derivative used to hedge changes in cash flows, the gain or loss on the effective portion of the derivative will be deferred and reported as accumulated other comprehensive income until such time as the hedged transaction affects earnings. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings. The effect of the adoption of SFAS No. 133 on the Company's operating earnings was not significant.

      The Company has various interest rate swap agreements which effectively fix the variable interest rate on approximately $378 million of outstanding debt. The swap agreements have been designated as cash flow hedges and, accordingly, are reflected at their fair value in Other Assets in the condensed consolidated balance sheets. The related loss is deferred in stockholders’ equity as Accumulated Other Comprehensive Loss. The Company accounts for its interest rate swaps using the shortcut method, as described in SFAS No. 133. Amounts to be received or paid as a result of the swap agreements are recognized as adjustments to interest incurred on the related debt instrument. Subsequent to the Company's adoption of SFAS No. 133 through June 30, 2001, the liability and accumulated other comprehensive loss was $4.9 million.

      Financial Services, in the normal course of business, uses derivative financial instruments to reduce its exposure to fluctuations in interest rates. CTX Mortgage Company enters into interest rate lock commitments (“IRLCs”) with its customers under which CTX Mortgage Company agrees to make mortgage loans at agreed upon rates within a period of time, generally from 10 to 60 days, if certain conditions are met within the terms of the IRLCs. These IRLCs are derivative instruments. CTX Mortgage Company also executes mandatory forward trades of mortgage loans to hedge the risk of fluctuations in value of these IRLCs and of mortgage loans. The gain resulting from the net change in the estimated fair value of such mandatory forward trades and IRLCs was $1.5 million for the quarter ended June 30, 2001, and is reflected in the accompanying condensed consolidated statements of earnings.

      From time to time, Centex Home Equity Corporation uses interest rate swaps to hedge the market risk associated with the carrying of mortgages in anticipation of issuance of securitization debt to finance subprime mortgages. At June 30, 2001, there were no such interest rate swaps outstanding.

(H)   In July 2001, the Financial Accounting Standards Board issued new Statements, SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”, which the Company has elected to adopt effective April 1, 2001. SFAS No. 141 requires all business combinations to be accounted for using the purchase method and requires acquired intangible assets to be recognized as assets apart from goodwill if certain criteria are met. SFAS No. 142 provides guidance on accounting for intangible assets and eliminates the amortization of goodwill and certain identifiable intangible assets. Under the provisions of SFAS No. 142, intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually at the reporting unit level using a two step impairment assessment. Impairment testing must be performed more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company is in the process of completing the first step, which tests for potential impairment by determining whether the carrying amount of a reporting unit exceeds its fair value.

This step must be completed within six months of adoption. If an impairment is identified, the second step of the goodwill impairment test, which measures the amount of impairment loss, if any, will be performed. If required, this step must be performed within a year of adoption.

      The pro forma adoption of SFAS No. 142 for the three months ended June 30, 2000, which included amortization of goodwill and negative goodwill, would have resulted in a decrease in net earnings of $981 thousand and a decrease of $.02 in both basic and diluted earnings per share. Identifiable intangible assets, other than goodwill, are immaterial. Goodwill was $356.1 million at June 30, 2001 and $324.0 million at March 31, 2001. The increase relates to acquisitions made in the first quarter of fiscal 2002.

(I)   SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” was issued in September 2000. This statement replaces SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries most of SFAS No. 125’s provisions without reconsideration. The implementation of SFAS No. 140 on April 1, 2001 did not have a material impact on the Company’s results of operations or financial position.

(J)   Certain prior year balances have been reclassified to be consistent with the June 30, 2001 presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS

      Centex’s consolidated revenues for the three months ended June 30, 2001 were $1.7 billion, a 19% increase over $1.4 billion for the same period last year. Earnings before income taxes were $118.0 million, 51% higher than $78.1 million last year. Net earnings for the three months ended June 30, 2001 were $75.2 million, 56% higher than $48.2 million for the same period last year.

HOME BUILDING

Conventional Homes

      The following summarizes Conventional Homes’ results for the three months ended June 30, 2001 compared to the same period last year (dollars in millions, except per unit data):

	For the Three Months Ended June 30,

	2001		2000

Revenues	$1,039.2	100.0%	$887.0	100.0%

Cost of Sales	(772.4)	(74.4)%	(679.5)	(76.6)%

Selling, General & Administrative Expenses	(168.7)	(16.2)%	(135.0)	(15.2)%

Operating Earnings	$98.1	9.4%	$72.5	8.2%

Units Closed	4,850		4,408

% Change	10.0%		12.0%

Unit Sales Price	$210,754		$196,314

% Change	7.4%		4.1%

Operating Earnings Per Unit	$20,231		$16,459

% Change	22.9%		9.5%

Backlog Units	10,152		8,707

% Change	16.6%		14.4%

      Conventional Homes’ revenues for the three months ended June 30, 2001 increased by $152.2 million from revenues for the same period last year. This improvement resulted from an increased number of operating neighborhoods along with an increase in units per neighborhood, and a higher average unit selling price compared to the fiscal 2001 per-unit sales price.

      Operating earnings for the three months ended June 30, 2001 were 9.4% of revenue and approximately $20,231 on a per-unit basis compared to operating earnings of 8.2% of revenue and approximately $16,459 on a per-unit basis for the same period last year. The operating earnings increase was primarily attributable to sales price increases and continued cost reductions due to lower raw material prices and process improvements.

      Home sales (orders) totaled 5,658 units during the three months ended June 30, 2001, compared to 5,537 units during the same period last year, representing a 2.2% increase. The backlog of homes sold but not closed at June 30, 2001 was 10,152 units, 16.6% more than the 8,707 units for the same period last year.

Manufactured Homes

      The following summarizes Manufactured Homes’ results for the three months ended June 30, 2001 compared to the same period last year (dollars in millions):

	For the Three Months Ended June 30,

	2001		2000

Revenues	$27.6	100.0%	$36.5	100.0%

Cost of Sales	(23.4)	(84.7)%	(29.3)	(80.4)%

Selling, General & Administrative	(5.8)	(20.9)%	(7.3)	(19.9)%

Operating Loss	$(1.6)	(5.6)%	$(0.1)	(0.3)%

Units sold	874		1,226

      Manufactured Homes currently operates three manufacturing plants in the Phoenix, Arizona area and 26 retail locations. As a consequence of an oversupply of homes in the total industry distribution pipeline and the reduced availability and higher cost of financing for purchasers of manufactured homes, Manufactured Homes’ construction sales and retail sales declined from the same period last year. In response, management idled its New Mexico and Texas plants last year, and slowed production in its other plants until the return of more favorable market conditions.

FINANCIAL SERVICES

      The following summarizes Financial Services’ results for the three months ended June 30, 2001 compared to the same period last year (dollars in millions):

	For the Three Months Ended
	June 30,

	2001	2000

Revenues	$162.6	$95.9

Operating Earnings	$25.2	$0.1

Origination Volume	$3,719	$2,379

Number of Loans Originated

CTX Mortgage Company

Centex-built Homes (“Builder”)	3,182	2,466

Non-Centex-built Homes (“Retail”)	18,110	11,699

	21,292	14,165

Centex Home Equity Corporation	6,808	6,429

	28,100	20,594

      Financial Services’ operating earnings for the three months ended June 30, 2001 were $25.2 million compared to $0.1 million for the same period last year, due primarily to results from CTX Mortgage Company, which benefitted from a significant increase in mortgage refinancings. Financial Services’ revenues for the first quarter of fiscal 2002 increased $66.7 million, or 70%, from the same period last year.

      CTX Mortgage Company and related companies (“CTX Mortgage”) had operating earnings totaling $24.7 million for the three months ended June 30, 2001 compared to operating earnings of $5.2 million for the same period last year. The increase in CTX Mortgage’s operating earnings is primarily due to lower interest rates in the first quarter of fiscal 2002 compared to the same period last year, which has resulted in a significant increase in mortgage refinancings. Originations for the three months ended June 30, 2001 totaled 21,292 compared to 14,165 originations in the same period last year. The per-loan profit for the three months ended June 30, 2001 was $1,189, 224% higher than $367 for the same period last year. CTX Mortgage’s total mortgage applications for the three months ended June 30, 2001 increased 39% to 22,016 from 15,828 applications for the same period last year.

      Centex Home Equity Corporation and related companies (“Home Equity”) returned to profitability after having begun to account for its securitizations completed subsequent to March 31, 2000 as borrowings rather than as sales (as discussed further below), reporting operating earnings of $433 thousand for the quarter ended June 30, 2001 compared to an operating loss of $5.1 million for the same period last year.

      Home Equity’s originations for the three months ended June 30, 2001 were 6,808, a 6% increase over 6,429 originations for the same period last year. Loan volume for the three months ended June 30, 2001 was $503.9 million, a 27% improvement over $395.7 million in volume in the same period last year. Loan volume for the three months ended June 30, 2001 was favorably impacted by an increase in average loan size to $74 thousand from $62 thousand. Home Equity’s mortgage applications totaled 41,074 for the quarter ended June 30, 2001, an increase of 9% over the 37,653 applications for the same period last year.

      Substantially all of the mortgage loans produced by Home Equity are securitized, generally on a quarterly basis. As a result of increased loan volume during the quarter ended June 30, 2001, Home Equity completed $480 million in loan securitizations, compared to $350 million of loan securitizations during the same period last year. Home Equity retains the servicing rights associated with these securitized loans and is the long-term servicer of these loans. At June 30, 2001, Home Equity’s servicing portfolio consisted of 52,804 loans totaling $3.55 billion, compared to 36,484 loans totaling $2.34 billion at June 30, 2000. Service fee income related to this long-term servicing was $8.5 million in the three months ended June 30, 2001, a 67% increase from the $5.1 million in the same period last year.

      Home Equity’s securitizations entered into prior to March 31, 2000 were structured in a manner that caused them to be accounted for as sales. The resulting gains on such sales were reported as revenues during the month in which the securitizations closed. Home Equity changed the structure for securitizations occurring subsequent to March 31, 2000, such that securitizations after that date are being accounted for as borrowings. Although the change in structure of the securitizations resulting in the transaction being accounted for as borrowings will have no effect on the profit recognized over the life of the mortgages, the change does affect the timing of profit recognition. The transaction structure requires that loan originations be reflected as loans receivable on the Company’s balance sheets and the interest income and interest expense associated with this loan portfolio be reflected on the Company’s income statements. Consequently, net interest income, rather than gain on sale of loans, as in past years, will be Home Equity’s primary source of operating income. Primarily as a result of this change, Home Equity’s interest income increased 330% in the first quarter of fiscal 2002 to $47.7 million from $11.1 million for last year, and interest expense for the first quarter of fiscal 2002 was $31.6 million, a 327% increase from $7.4 million for the first quarter of last fiscal year. Therefore, Home Equity’s net interest income increased 335% in the first quarter of fiscal 2002 to $16.1 million from $3.7 million for the same period last year.

      The Financial Services segment also has other sources of income that include, among other things, loan origination fees, servicing fee income, title policy fees and insurance commissions, mortgage loan broker fees, and fees for mortgage loan quality control and processing services. In addition, the United Kingdom mortgage operation, which was formed in fiscal 2001, incurred start-up costs of $572,000 for the first quarter of fiscal 2002.

CONSTRUCTION PRODUCTS

      The following summarizes Construction Products’ results for the three months ended June 30, 2001 compared to the same period last year (dollars in millions):

	For the Three Months Ended
	June 30,

	2001	2000

Revenues	$117.4	$115.0

Interest Income	1.0	1.7

Cost of Sales	(104.3)	(78.9)

Selling, General & Administrative Expenses	(1.2)	(1.7)

Operating Earnings	12.9	36.1

Minority Interest*	(2.8)	(13.0)

Net Operating Earnings to Centex	$10.1	$23.1

* Minority interest includes interest expense, which is significantly higher in fiscal 2001.

      Construction Products’ revenues were $117.4 million for the three months ended June 30, 2001, a 2% increase from the same period last year. For the three months ended June 30, 2001, Construction Products’ operating earnings, net of minority interest, were $10.1 million, a 56% decrease from the $23.1 million reported for the same period last year. Construction Products’ results for the three month period ending June 30, 2001 include the November 2000 strategic assets purchase of recycled paperboard and wallboard operations. These results were negatively impacted due to a 55% drop in gypsum wallboard pricing.

CONTRACTING AND CONSTRUCTION SERVICES

      The following summarizes Contracting and Construction Services’ results for the three months ended June 30, 2001 compared to the same period last year (dollars in millions):

	For the Three Months Ended
	June 30,

	2001	2000

Revenues	$313.6	$298.7

Operating Earnings	$7.5	$6.5

New Contracts Executed	$391	$303

Backlog of Uncompleted Contracts	$2,099	$1,387

      Contracting and Construction Services’ revenues for the three months ended June 30, 2001 were $313.6 million. Operating earnings for the group improved 15% to $7.5 million for the three months ended June 30, 2001 over the same period last year. This increase was primarily the result of a continuing shift in recent years to higher-margin private negotiated projects from lower-margin public bid work.

      The Contracting and Construction Services operations provided a positive average net cash flow in excess of Centex’s investment in the group of $110.5 million for the three months ended June 30, 2001 and $96.8 million for the same period last year.

INVESTMENT REAL ESTATE

      The following summarizes Investment Real Estate’s results for the three months ended June 30, 2001 compared to the same period last year (dollars in millions):

	For the Three Months Ended
	June 30,

	2001	2000

Revenues	$24.1	$3.5

Operating Earnings	$15.3	$6.1

      For the three months ended June 30, 2001, Centex’s Investment Real Estate operations, through which all investment property transactions are reported, had operating earnings of $15.3 million, 150% higher than $6.1 million for the same period a year ago. The timing of land sales is uncertain and can vary significantly from period to period.

      Negative goodwill amortization was zero and $4 million for the three months ended June 30, 2001 and 2000, respectively.

      A significant portion of Investment Real Estate’s revenues and operating earnings is derived from its investment in the Partnership. As noted in Note C to the condensed consolidated financial statements, this investment is accounted for on the equity method of accounting because Investment Real Estate does not control the Partnership. The largest component of the Partnership is its International Home Building segment, which operates through Fairclough Homes Group Limited (“Fairclough”), a London, England-based home builder. Investment Real Estate’s investment in Fairclough resulted in operating earnings of $2.4 million for the three months ended June 30, 2001. Fairclough closed 299 units at an average sales price per unit of $188,000 and had operating earnings per unit of $8,000 for the three months ended June 30, 2001.

HOME SERVICES AND OTHER

      The following summarizes Home Services and Other’s results for the three months ended June 30, 2001 (dollars in millions):

For the Three Months Ended
June 30,

2001

Revenues	$24.7

Operating Earnings	$1.9

      Before fiscal 2002, revenues and operating expenses of the Home Services and Other segment were reflected on a net basis, as this segment was not considered material for purposes of segment reporting. Operating earnings for the three months ended June 30, 2001 were $1.9 million compared to $0.3 million for the same period last year. This increase is primarily the result of increased revenue and margin from internal growth and acquisitions.

FINANCIAL CONDITION AND LIQUIDITY

      At June 30, 2001, the Company had cash and cash equivalents of $151.3 million, including $64.0 million of restricted cash and $21.8 million belonging to the Company’s 65.2%-owned Construction Products subsidiary. The net cash used in or provided by the operating, investing, and financing activities for the three months ended June 30, 2001 and 2000 is summarized below (dollars in thousands):

	For the Three Months Ended
	June 30,

	2001	2000

Net cash provided by (used in)

Traditional Operations*

Operating Activities	$(162,632)	$(180,832)

Investing Activities	(53,408)	(42,895)

Financing Activities	226,742	240,326

	10,702	16,599

Financial Services

Operating Activities	(460,724)	(451,338)

Investing Activities	(371)	(2,317)

Financing Activities	478,567	465,839

	17,472	12,184

Effect of exchange rates on cash	1,373	882

Net increase in cash	$29,547	$29,665

*	Traditional operations is the combining of all subsidiaries other than those included in the Financial Services business segment.

      For the first three months of fiscal 2002, cash was used in Traditional Operations – Operating Activities to finance increases in housing inventories. The increase in housing inventories relates to the increased level of sales and resulting units under construction during the year and to the acquisition of land for development. The funds provided by Traditional Operations – Financing Activities included new debt used to fund the increased home building activity.

      For the first three months of fiscal 2002, cash was used in Financial Services – Operating Activities to finance increases in residential mortgage loans. The funds provided by Financial Services – Financing Activities included new debt used to fund the increased residential mortgage loan activity.

      Short-term debt as of June 30, 2001 was $627 million, which included $550.7 million of debt applicable to the Financial Services operation (see below). Excluding Financial Services and Construction Products, the Company’s short-term borrowings are generally financed at prevailing market interest rates from the Company’s commercial paper programs and from uncommitted bank facilities. In August 2000, the Company entered into a $600 million committed multi-bank revolving credit facility expiring in 2005 which serves as backup for commercial paper borrowings. Construction Products has a $325 million senior revolving credit facility, expiring in November 2003, which was reduced to $275 million in July 2001, under which $259.8 million had been borrowed at June 30, 2001. In June 2001, Construction Products entered into an annually renewable committed $50 million trade receivable financing through a bank multi-seller commercial paper conduit. At June 30, 2001 $26.2 million was outstanding. These Construction Products facilities have no recourse to Centex Corporation.

      The Financial Services segment obtains most of its own short-term liquidity needs through separate facilities which require only limited support from Centex Corporation. CTX Mortgage sells, at closing, substantially all of its Conforming, Jumbo A, and GNMA eligible mortgages to Harwood Street Funding I, LLC (“HSF-I”) under a revolving sales agreement. HSF-I, an unaffiliated special purpose entity, acquires and then resells mortgages originated by CTX Mortgage into secondary markets. Under the sales agreement between CTX Mortgage and HSF-I, which expires in November 2004 with certain renewal options, CTX Mortgage is not required to sell its mortgage loans to HSF-I; however, HSF-I has committed to purchase all eligible loans offered by CTX Mortgage. This arrangement gives CTX Mortgage daily access, on a revolving basis, to HSF-I’s $1.5 billion of capacity. CTX Mortgage also maintains $150 million of committed secured mortgage warehouse facilities to finance mortgages not sold to HSF-I. At June 30, 2001, CTX Mortgage had borrowed $100 million under these facilities.

      In addition, the various consolidated joint ventures, of which CTX Mortgage is the managing general partner, maintain, in the aggregate, $40 million of secured committed mortgage warehouse facilities with no recourse to Centex Corporation or Financial Services, to finance mortgages. At June 30, 2001, these joint ventures had borrowed a total of $13.1 million under these facilities.

      Home Equity finances its inventory of mortgage loans through Harwood Street Funding II, LLC (“HSF-II”) under a revolving sales agreement. HSF-II, a wholly-owned special purpose entity, finances mortgages originated or acquired by Home Equity and then resells them into the secondary market or into securitization structures. Under the sales agreement between Home Equity and HSF-II, Home Equity is not required to sell its mortgage loans to HSF-II; however, HSF-II has committed to purchase all eligible loans offered by Home Equity. This arrangement gives Home Equity daily access, on a revolving basis, to HSF-II’s $550 million of capacity. HSF-II obtains funds through the sale by it in the capital markets of five-year subordinated notes and short-term secured liquidity notes. At June 30, 2001,

HSF-II had outstanding $27.5 million of subordinated notes and $186 million of secured liquidity notes, which are included in Financial Services debt in the accompanying consolidated balance sheets. Home Equity continues to service the loans acquired by HSF-II. Home Equity also has $325 million of committed secured mortgage warehouse facilities, expiring through March 2002, to finance sub-prime mortgages not financed by HSF-II. There were no borrowings outstanding under these facilities at June 30, 2001.

      Financial Services also maintains a $90 million uncommitted unsecured credit facility under which it can borrow and, in turn, allocate such borrowed funds to its CTX Mortgage, Home Equity, and other subsidiaries. At June 30, 2001, Financial Services had borrowed $90 million under this facility; $45 million of such borrowings were allocated to CTX Mortgage and $45 million to Home Equity. All borrowings under this unsecured facility are guaranteed by Centex Corporation.

      CTX Mortgage and Home Equity share a $175 million uncommitted secured credit facility to finance mortgage inventory. At June 30, 2001, CTX Mortgage had borrowed $64.5 million and Home Equity had borrowed $5.7 million under this facility. This facility has limited recourse to Centex Corporation.

      In addition, Centex Corporation and Financial Services share a $125 million uncommited unsecured credit facility. At June 30, 2001, CTX Mortgage had borrowed $57 million, Home Equity had borrowed $34.5 million, and Centex Corporation had no borrowings under this facility.

      Debt outstanding as of June 30, 2001 was as follows (dollars in thousands):

Non-Financial Services:

Short-Term Notes Payable	$76,187

Senior Debt:

Medium-Term Note Programs, 5.28% to 7.95%, due through 2007	506,499

Long-Term Notes, 6.40% to 9.75%, due through 2011	614,946

Other Indebtedness, weighted-average 5.52%, due through 2027	298,522

Subordinated Debt:

Subordinated Debentures, 7.38%, due in 2006	99,808

Subordinated Debentures, 8.75%, due in 2007	99,588

1,695,550

Financial Services:

Short-Term Bank Notes Payable	174,773

Secured Liquidity Notes	186,036

Other Short-Term Debt	189,900

Home Equity Loans Asset-backed Certificates, 4.21% to 7.81%, due through 2032	480,000

Home Equity Loans Asset-backed Certificates, 4.04% to 8.48%, due through 2031	285,111

Home Equity Loans Asset-backed Certificates, 4.04% to 7.99%, due through 2030	348,806

Home Equity Loans Asset-backed Certificates, 4.05% to 7.17%, due through 2031	369,826

Home Equity Loans Asset-backed Certificates, 4.04% to 6.80%, due through 2031	458,593

Home Equity Loans Asset-backed Subordinated Note, 5.51% due 2006	27,500

2,520,545

Total	$4,216,095

      Maturities of non-financial services long-term debt (in thousands), during the next five fiscal years are: 2002, $347,596; 2003, $69,919; 2004, $268,666; 2005, $236; 2006, $324,976; and $607,970 thereafter.

      Financial Services debt related to securitized residential mortgage loans structured as collateralized borrowings was $2.0 billion at June 30, 2001. The principal and interest on these notes are paid using the cash flow from the underlying residential mortgage loans, which serve as collateral for the debt. Accordingly, the timing of the principal payments on these notes is dependent on the payment received on the underlying residential mortgage loans. The expected maturities of this component of long-term debt (in thousands) based on contractual maturities adjusted for projected repayments and prepayments of principal during the next five fiscal years are: 2002, $416,000; 2003, $397,537; 2004, $287,427; 2005, $209,560; 2006, $187,587; and $471,725 thereafter.

FORWARD-LOOKING STATEMENTS

      The Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Other Developments and Outlook and other sections of this report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations. These statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results and outcomes may differ materially from what is expressed or forecast in such forward-looking statements. The principal risks and uncertainties that may affect the Company’s actual performance and results of operations include the following: general economic conditions and interest rates; the cyclical and seasonal nature of the Company’s businesses; adverse weather; changes in property taxes and energy costs; changes in federal income tax laws and federal mortgage financing programs; governmental regulations; changes in governmental and public policy; changes in economic conditions specific to any one or more of the Company’s markets and businesses; competition; availability of raw materials; and unexpected operations difficulties. Other risks and uncertainties may also affect the outcome of the Company’s actual performance and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risks related to fluctuations in interest rates on its direct debt obligations, on mortgage loans receivable, residual interest in mortgage securitizations, and securitizations classified as debt. The Company utilizes derivative instruments, including interest rate swaps, in conjunction with its overall strategy to manage the debt outstanding that is subject to changes in interest rates. The Company utilizes forward sale commitments to mitigate the risk associated with the majority of its mortgage loan portfolio. Other than the forward commitments and interest rate swaps discussed earlier, the Company does not utilize forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments.

      There have been no material changes in the Company’s market risk from March 31, 2001. For further information regarding the Company’s market risk, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

Part II. Other Information

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits

None

(2)	Reports on Form 8-K

Current Report on Form 8-K of Centex Corporation dated April 25, 2001, filed with the SEC on April 26, 2001.

Current Report on Form 8-K of Centex Corporation dated June 19, 2001, and filed with the SEC on June 22, 2001.

Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTEX CORPORATION
Registrant

August 13, 2001	/s/ Leldon E. Echols
Leldon E. Echols
Executive Vice President and
Chief Financial Officer
(principal financial officer)

August 13, 2001	/s/ Mark A. Blinn
Mark A. Blinn
Vice President — Controller and
Financial Strategy
(chief accounting officer)

3333 Holding Corporation and Subsidiary
Centex Development Company, L.P. and Subsidiaries

Part I. Financial Information

Condensed Combining Financial Statements

ITEM 1.

      The condensed combining financial statements include the accounts of 3333 Holding Corporation (“Holding”) and subsidiary and Centex Development Company, L.P. (the “Partnership”) and subsidiaries (collectively the “Companies”), and have been prepared by the Companies, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Companies believe that the disclosures are adequate to make the information presented not misleading. The Companies suggest that these condensed combining financial statements be read in conjunction with the financial statements and the notes thereto included in the Companies’ latest Annual Report on Form 10-K. In the opinion of the Companies, all adjustments necessary to present fairly the information in the following condensed combining financial statements of the Companies have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Condensed Combining Statements of Operations
(Dollars in thousands, except per unit/share data)
(unaudited)

	For the Three Months Ended June 30,

	2001			2000

		Centex			Centex
		Development			Development
		Company, L.P.	3333 Holding		Company, L.P.	3333 Holding
		and	Corporation		and	Corporation
	Combined	Subsidiaries	and Subsidiary	Combined	Subsidiaries	and Subsidiary

Revenues	$83,955	$83,345	$660	$71,117	$71,116	$1

Costs and Expenses	80,589	80,555	84	70,070	69,965	105

Earnings (Loss) Before Income Taxes	3,366	2,790	576	1,047	1,151	(104)

Income Taxes	291	291	—	646	646	—

Net Earnings (Loss)	$3,075	$2,499	$576	$401	$505	$(104)

Net Earnings Allocable to Limited Partners		$2,499			$505

Earnings (Loss) Per Unit/Share		$13.79	$576		$7.49	$(104)

Weighted-Average Units/Shares Outstanding		181,244	1,000		67,356	1,000

See notes to condensed combining financial statements.

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Condensed Combining Balance Sheets
(Dollars in thousands)

	June 30, 2001*			March 31, 2001**

		Centex			Centex
		Development			Development
		Company, L.P.	3333 Holding		Company, L.P.	3333 Holding
		and	Corporation		and	Corporation
	Combined	Subsidiaries	and Subsidiary	Combined	Subsidiaries	and Subsidiary

Assets

Cash	$9,912	$9,908	$4	$3,034	$3,029	$5

Accounts Receivable	4,545	9,914	—	10,185	15,353	—

Notes Receivable	10	10	—	14	14	—

Inventories	378,148	376,726	1,422	340,827	339,455	1,372

Investments -

Commercial Properties, net	91,575	91,575	—	83,649	83,649	—

Real Estate Joint Ventures	2,881	2,881	—	2,699	2,699	—

Affiliate	—	—	1,716	—	—	1,716

Property and Equipment, net	3,633	3,633	—	3,391	3,331	60

Other Assets -

Goodwill, net	27,585	27,585	—	27,616	27,616	—

Deferred Charges and Other	17,405	17,305	100	13,235	13,135	100

	$535,694	$539,537	$3,242	$484,650	$488,281	$3,253

Liabilities, Stockholders’ Equity and Partners’ Capital

Accounts Payable and Accrued Liabilities	$82,349	$82,921	$5,371	$81,536	$81,320	$5,958

Notes Payable	229,386	229,386	—	187,301	187,301	—

Total Liabilities	311,735	312,307	5,371	268,837	268,621	5,958

Stockholders’ Equity and Partners’ Capital	223,959	227,230	(2,129)	215,813	219,660	(2,705)

	$535,694	$539,537	$3,242	$484,650	$488,281	$3,253

*     Unaudited.

**   Condensed from audited financial statements.

See notes to condensed combining financial statements.

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Condensed Combining Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	For the Three Months Ended June 30,

	2001			2000

		Centex			Centex
		Development			Development
		Company, L.P.	3333 Holding		Company, L.P.	3333 Holding
		and	Corporation		and	Corporation
	Combined	Subsidiaries	and Subsidiary	Combined	Subsidiaries	and Subsidiary

Cash Flows — Operating Activities

Net Earnings (Loss)	$3,075	$2,499	$576	$401	$505	$(104)

Adjustments:

Depreciation and Amortization	896	896	—	997	987	10

Equity in Earnings from Joint Ventures	(10)	(10)	—	(67)	(67)	—

Decrease (Increase) in Receivables	5,658	5,658	—	(2,825)	(2,828)	3

Decrease in Notes Receivable	4	4	—	1,758	1,758	—

Increase in Inventories	(33,187)	(33,137)	(50)	(22,376)	(21,893)	(483)

Increase in Commercial Properties	(8,617)	(8,617)	—	(406)	(406)	—

Increase in Other Assets	(4,282)	(4,282)	—	(8,155)	(8,155)	—

Increase (Decrease) in Payables and Accruals	1,620	2,208	(588)	(6,858)	(7,417)	559

	(34,843)	(34,781)	(62)	(37,531)	(37,516)	(15)

Cash Flows — Investing Activities

(Increase) Decrease in Advances to Joint Venture and Investment in Affiliate	(172)	(172)	—	685	685	—

Property and Equipment Additions, net	(358)	(419)	61	(23)	(23)	—

	(530)	(591)	61	662	662	—

Cash Flows — Financing Activities

Increase (Decrease) in Notes Payable	42,275	42,275	—	(9,150)	(9,150)	—

	42,275	42,275	—	(9,150)	(9,150)	—

Effect of Exchange Rate Changes

On Cash	(24)	(24)	—	(2,221)	(2,221)	—

Net Increase (Decrease) In Cash	6,878	6,879	(1)	(48,240)	(48,225)	(15)

Cash at Beginning of Period	3,034	3,029	5	58,314	58,298	16

Cash at End of Period	$9,912	$9,908	$4	$10,074	$10,073	$1

Supplemental Disclosures:

Issuance of Class C Units in Exchange for Assets	$4,517	$4,517	$—	$1,346	$1,346	$—

See notes to condensed combining financial statements.

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Notes to Condensed Combining Financial Statements
June 30, 2001
(Dollars in thousands)
(unaudited)

(A)   In March 1987, certain subsidiaries of Centex Corporation (“Centex”) contributed to Centex Development Company, L.P. (the “Partnership”), a newly-formed master limited partnership, properties with a historical cost basis (which approximated market value) of approximately $76 million in exchange for 1,000 Class A limited partnership units (“Class A Units”). The Partnership was formed to enable the stockholders of Centex to participate in long-term real estate development projects, the dynamics of which are inconsistent with Centex’s traditional financial objectives.

      The Partnership is managed by its general partner, 3333 Development Corporation (“Development”), which is in turn wholly-owned by 3333 Holding Corporation (“Holding”). Holding is a separate public company whose stock trades in tandem with Centex’s common stock. The common stock of Holding was distributed in 1987, together with warrants to purchase approximately 80% of the Partnership’s Class B limited partnership units (“Class B Units”), as a dividend to the stockholders of Centex. These securities are held by a nominee on behalf of the stockholders and will trade in tandem with the common stock of Centex until such time as they are detached. The securities may be detached at any time by Centex’s Board of Directors, but the warrants to purchase Class B Units will automatically become detached in November 2007.

      The stockholders of Centex elect the four-person Board of Directors of Holding. Three of the Board members, representing the majority of the Board, are independent outside directors who are not directors, affiliates, or employees of Centex. Thus, through Holding, the stockholders of Centex control the general partner of the Partnership. The general partner and the independent Board of Holding manage how the Partnership conducts its activities, including the acquisition, development, maintenance , operation , and sale of properties. The general partner, acting on behalf of the Partnership, may sell or acquire properties, including the contributed property, and enter into other business transactions without the consent of the limited partners. In addition, the limited partners cannot remove the general partner.

      During fiscal 1998, the agreement governing the Partnership was amended to allow for the issuance of Class C limited partnership units (“Class C Units”). During fiscal 1998, the 1,000 outstanding Class A Units owned by Centex were converted to 32,260 new Class A Units. As of June 30, 2001, 185,711 Class C Units had been issued in exchange for assets, including cash and land, with a fair market value of $185.7 million. These assets were recorded by the Partnership at fair market value. The partnership agreement provides that Centex, as the Class A and Class C limited partner, is entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of its Unrecovered Capital, which is defined as its capital contributions, adjusted for cash or other distributions representing return of capital contributions. As of June 30, 2001, Unrecovered Capital totaled $218.5 million, and preference payments in arrears amounted to $26.0 million. No preference payments have been made since fiscal 1998.

      See Note (C) to the condensed consolidated financial statements of Centex included elsewhere in this Report for supplementary condensed combined financial statements for Centex and subsidiaries, Holding and subsidiary, and the Partnership and subsidiaries.

(B)   During the quarter ended June 30, 2001, a subsidiary of the Partnership purchased approximately 43 acres in South Kohala, Hawaii, from an unaffiliated third party. The total consideration of $33 million consisted of a $32 million non-recourse purchase money mortgage note and a $1 million cash payment. Concurrently, Centex Homes has entered into a purchase agreement for this property.

      During the quarter ended June 30, 2001, the Partnership issued 4,517 Class C Units to Centex Homes in exchange for land with a fair market value of $4.5 million.

(C)   A summary of comprehensive income for the three months ended June 30, 2001 is presented below:

Net Earnings	$3,075

Accumulated Other Comprehensive Income:

Foreign Currency Translation Adjustments	554

Comprehensive Income	$3,629

(D)   A summary of changes in stockholders’ equity and partners’ capital is presented below:

		Centex Development Company,			3333 Holding Corporation
		L.P. and Subsidiaries			and Subsidiary

		Class B	General	Limited		Capital In	Retained
		Unit	Partner’s	Partner’s	Stock	Excess of	Earnings
	Combined	Warrants	Capital	Capital	Warrants	Par Value	(Deficit)

Balance at March 31, 2001	$215,813	$500	$1,142	$218,018	$1	$800	$(3,506)

Partnership Units Issued in Exchange for Assets	4,517	—	—	4,517	—	—	—

Net Earnings	3,075	—	—	2,499	—	—	576

Accumulated Other Comprehensive Income:

Foreign Currency Translation Adjustments	554	—	—	554	—	—	—

Balance at June 30, 2001	$223,959	$500	$1,142	$225,588	$1	$800	$(2,930)

(E)   On April 15, 1999, Centex Development Company UK Limited (“CDCUK”), a company incorporated in England and Wales and a wholly-owned subsidiary of the Partnership, closed its acquisition of all the voting shares of Fairclough. The purchase price at closing (approximately $219 million) was paid by the delivery of two-year non-interest-bearing promissory notes. In addition, the seller of the voting shares retained non-voting preference shares in Fairclough that entitled it to receive substantially all of the net after-tax earnings of Fairclough until March 31, 2001. Because the non-voting preference shares retained by the seller had the characteristics of debt, the preference obligations were reported as interest expense in the financial statements.

      As of March 31, 2001, the non-interest-bearing promissory notes were repaid in full (less the holdback described below) from a combination of bank borrowings, equity contributions to CDCUK from the Partnership, and a loan to CDCUK from the Partnership. CDCUK has retained a $6.9 million holdback relative to CDCUK exercising its right of offset for asserted breaches of representations and warranties by the seller under the share purchase agreement.

      During the quarter ended June 30, 2001, the Partnership entered into a management agreement with Centex Homes, pursuant to which Centex Homes agreed to manage and oversee the Partnership’s investment in Fairclough Homes Group Limited, a British home builder (“Fairclough”). The Partnership will pay Centex Homes a monthly fee and will reimburse Centex Homes for its direct expenses associated with its management and oversight.

(F)   The Companies operate in four principal business segments: International Home Building, Commercial Development, Multi-Family Communities (formerly known as Multi-Family Development), and Corporate-Other (formerly known as Land Sales and Other). All of the segments operate in the United States except for International Home Building, which acquires and develops residential properties and constructs single and multi-family housing units in the United Kingdom.

      In prior years, the Companies operated a Domestic Home Building segment which was sold in fiscal year 2001 to Centex Homes. The Domestic Home Building segment had revenues of $3.4 million and operating earnings of $4 thousand for the three months ended June 30, 2000.

      The following tables set forth financial information relating to the business segments for the three months ended June 30, 2001 and 2000.

INTERNATIONAL HOME BUILDING

	For the Three Months Ended
	June 30,

	2001	2000

Revenues	$56,163	$64,172

Cost of Sales	(48,201)	(55,321)

Selling, General & Administrative Expenses	(5,589)	(5,660)

Interest	—	(2,536)

Operating Earnings	$2,373	$655

COMMERCIAL DEVELOPMENT

	For the Three Months Ended
	June 30,

	2001	2000

Rental Income and Other	$4,110	$2,380

Cost of Sales	153	—

Selling, General & Administrative Expenses	(1,767)	(1,019)

Interest	(1,591)	(1,007)

Operating Earnings before Depreciation	905	354

Depreciation	(751)	(462)

Operating Earnings (Loss)	$154	$(108)

MULTI-FAMILY COMMUNITIES

	For the Three Months Ended
	June 30,

	2001	2000

Revenues	$23,621	$1,004

Cost of Sales	(21,682)	—

Selling, General & Administrative Expenses	(559)	(476)

Operating Earnings	$1,380	$528

CORPORATE-OTHER

	For the Three Months Ended
	June 30,

	2001	2000

Revenues	$61	$115

Selling, General & Administrative Expenses	(602)	(146)

Operating Loss	$(541)	$(31)

(G)   In July 2001, the Financial Accounting Standards Board issued new Statements, SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”, which the Companies have elected to adopt effective April 1, 2001. SFAS No. 141 requires all business combinations to be accounted for using the purchase method and requires intangible assets to be recognized as assets apart from goodwill if certain criteria are met. SFAS No. 142 provides guidance on accounting for intangible assets and eliminates the amortization of goodwill and certain identifiable intangible assets. Under the provisions of SFAS No. 142, intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually at the reporting unit level using a two step impairment assessment. Impairment testing must be performed more frequently if events or changes in circumstances indicate that the asset might be impaired. The first step, which the Companies are in the process of completing, is to identify potential impairment by determining whether the carrying amount of a reporting unit exceeds its fair value. This step must be completed within six months of adoption. If an impairment is identified, the second step of the goodwill impairment test, which measures the amount of impairment loss, if any, will be performed. If necessary, this step must be performed within a year of adoption.

      The pro forma adoption of SFAS No. 142 for the three months ended June 30, 2000, which included amortization of goodwill, would have caused an increase in net earnings of $288 thousand and an increase of $4.28 in earnings per unit. Identifiable intangible assets, other than goodwill, are immaterial. Goodwill was $27.6 million at June 30, 2001 and at March 31, 2001.

(H)   Certain prior year balances have been reclassified to be consistent with the June 30, 2001 presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS

RESULTS OF OPERATIONS

      On a combined basis, the Companies’ revenues for the three months ended June 30, 2001 totaled $84.0 million compared to $71.1 million for the three months ended June 30, 2000. Operating results for the three months ended June 30, 2001 reflect net earnings of $3.1 million compared to $401 thousand for the same period last year. The increase in revenues for the quarter ended June 30, 2001 compared to the same period last year primarily resulted from significantly increased sales revenue in the Companies’ Multi-Family Communities segment, offset by decreased sales revenue in the Companies’ International Home Building business segment.

INTERNATIONAL HOME BUILDING

      The following summarizes International Home Building’s results for the quarter ended June 30, 2001 compared to the same period last year (dollars in thousands, except per unit data):

	For the Three Months Ended June 30,

	2001		2000

Revenues	$56,163	100.0%	$64,172	100.0%

Cost of Sales	(48,201)	(85.8)%	(55,321)	(86.2)%

General & Administrative Expenses	(5,589)	(10.0)%	(5,660)	(8.8)%

Interest Expense, Paid to Seller	—	—%	(2,536)	(4.0)%

Operating Earnings	$2,373	4.2%	$655	1.0%

Units Closed	299		300

% Change	(0.3)%		(26.7)%

Unit Sales Price	$187,836		$213,907

% Change	(12.2)%		25.8%

Operating Earnings Per Unit	$7,936		$2,183

% Change	263.5%		242.1%

      International Home Building’s revenues for the three months ended June 30, 2001 decreased by $8.0 million from revenues for the same period last year. This decrease is attributable to a lower per unit sales price resulting from an increase in the number of lower-priced units sold compared to the same period last year.

      Operating earnings for the three months ended June 30, 2001 were 4.2% as a percentage of revenues and approximately $7,936 on a per unit basis compared to the same period last year, which had operating earnings of 1.0% of revenues and approximately $2,183 on a per unit basis. International Home Building, whose functional currency is the British pound sterling, translates its financial statements into U.S. dollars. Income statement accounts are translated using the average exchange rate for the period.

      The average exchange rate used for translation was 1.42 and 1.53 for the quarters ending June 30, 2001 and 2000, respectively, representing a decrease of 7.2%.

      Home sales (orders) totaled 404 units during the three months ended June 30, 2001 compared to 299 units during the same period last year. The backlog of homes sold but not closed as of June 30, 2001 was 432 units, 18% more than the 365 units for the same period last year.

      The preferred distribution to the seller totaled $0 and $2.5 million for the three months ended June 30, 2001 and 2000, respectively. Although preferred stock is ordinarily treated as an equity security, in this case the preference shares had the essential characteristics of debt and, among other things, had a nominal residual interest value that was subject to redemption. Therefore, the preference shares were treated as debt and the preferred distribution was recorded as interest expense for the three months ended June 30, 2000. The Companies’ obligation to pay such continuing preferred distributions ceased as of March 31, 2001.

DOMESTIC HOME BUILDING

      Results for the Domestic Home Building segment for the three months ended June 30, 2000, were revenues of $3.4 million, and operating earnings of $4 thousand. On March 31, 2001, the Partnership sold its Domestic Home Building segment to Centex Homes.

COMMERCIAL DEVELOPMENT

      The following summarizes Commercial Development’s results for the quarter ended June 30, 2001, compared to the same period last year (dollars and square feet in thousands):

	For the Three Months Ended
	June 30,

	2001	2000

Rental Income	$4,110	$2,380

Cost of Sales	153	—

Selling, General & Administrative Expenses	(1,767)	(1,019)

Interest Expense	(1,591)	(1,007)

Operating Earnings before Depreciation	905	354

Depreciation	(751)	(462)

Operating Earnings (Loss)	$154	$(108)

Operating Square Feet	1,664	1,043

      At June 30, 2001, Commercial Development owned, either directly or through interests in joint ventures, 1,664,000 square feet of office and industrial space in California, Texas, Florida, North Carolina and Massachusetts. As of June 30, 2001, the occupancy level was 95%. Operating earnings increased during the quarter ended June 30, 2001, as compared to the same period last year due to the addition of 621,000 square feet of operating properties.

MULTI-FAMILY COMMUNITIES

      The following summarizes Multi-Family Communities’ (“Multi-Family”) results for the quarter ended June 30, 2001, compared to the same period last year (dollars in thousands):

	For the Three Months Ended
	June 30,

	2001	2000

Revenues	$23,621	$1,004

Cost of Sales	(21,682)	—

Selling, General & Administrative Expenses	(559)	(476)

Operating Earnings	$1,380	$528

      During the quarter ended June 30, 2001, Multi-Family closed on the sale of a 400-unit apartment complex in Grand Prairie, Texas. During the quarter ended June 30, 2000, a joint venture in which Multi-Family had an interest closed on the sale of a 182-unit apartment complex in College Station, Texas.

CORPORATE-OTHER

      The following summarizes Corporate-Other’s results for the three months ended June 30, 2001, compared to the same period last year (dollars in thousands):

	For the Three Months Ended
	June 30,

	2001	2000

Revenues	$61	$115

Selling, General & Administrative Expenses	(602)	(146)

Operating Loss	$(541)	$(31)

      The Corporate-Other (formerly known as Land Sales and Other) segment is involved in the acquisition and disposition of land and other assets of the Partnership not identified with another business segment. Revenues for the three months ended June 30, 2001 and 2000, included $0 and $47 thousand from earnings in joint ventures, respectively, $53 thousand and $68 thousand in interest income, respectively, and $8 thousand and $0 in other income, respectively.

      General and Administrative Expenses for the three months ended June 30, 2001 have increased as compared to the same period last year, reflecting employment-related expenses for certain employees of the Companies who were previously employed by Centex Corporation (“Centex”).

LIQUIDITY AND CAPITAL RESOURCES

      The Companies finance land acquisition and development activities primarily from financial institution borrowings, equity contributions from third-party investors in project-specific joint ventures, seller financing, issuance of Class C limited partnership units to Centex affiliates, and cash flow from operations (comprised largely of proceeds from the sale of real estate).

      Properties under development are typically financed through short-term variable and fixed-rate secured construction loans, and to a limited extent depending on the timing of the project construction, cash flow from operations. Construction loans totaled $39.0 million at June 30, 2001. As properties are completed, the properties are either sold or refinanced with long-term fixed-rate debt. In both instances, the proceeds are used to repay the short-term borrowings. Permanent commercial project loans outstanding at June 30, 2001 totaled $75.2 million compared to $50.8 million at June 30, 2000.

      The International Home Building segment has secured a revolving bank credit facility of 100 million in British pounds sterling. The term of this facility expires in fiscal 2003. Advances under this facility totaled $70.8 million at June 30, 2001.

      During the three months ended June 30, 2001, the Partnership issued 4,517 Class C limited partnership units in exchange for land valued at $4.5 million.

      The Companies believe that the revenues, earnings, and liquidity from the sale of single-family homes, land sales, and the sale and permanent financing of development projects will be sufficient to provide the necessary funding for their current and future needs.

OTHER DEVELOPMENTS

      During the first quarter of fiscal 2002, Multi-Family Communities entered into an agreement with the City of Saint Paul, Minnesota, and a related governmental agency, to re-develop a site along the Mississippi River in downtown Saint Paul into a mixed-use project containing “for-sale” and “for-rent” housing units and related retail. Multi-Family Communities also has a 398-unit multi-family project under construction in Haltom City, Texas.

FORWARD-LOOKING STATEMENTS

      The Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Companies are discussing their beliefs, estimates, or expectations. These statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results and outcomes may differ materially from what is expressed or forecasted in such forward-looking statements. The principal risks and uncertainties that may affect the Companies’ actual performance and results of operations include the following: general economic conditions and interest rates; the cyclical and seasonal nature of the Companies’ businesses; adverse weather; changes in property taxes; changes in federal income tax laws; government regulation; changes in governmental and public policy; changes in economic conditions specific to any one or more of the Companies’ markets and businesses; competition; availability of raw materials; and unexpected operations difficulties. Other risks and uncertainties may also affect the outcome of the Companies’ actual performance and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There have been no material changes in the Companies’ market risk from March 31, 2001. For more information regarding the Companies’ market risk, refer to the Companies’ Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

Part II. Other Information

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits

10.1	Management Agreement dated as of April 1, 2001, by and between Centex Development Company, L.P. and Centex Homes, (filed herewith).

10.2	Employment Agreement, dated as of April 1, 2001, by and between Centex Development Company, L.P. and Richard C. Decker (filed herewith).

(2)	Reports on Form 8-K

The Registrant filed no reports on Form 8-K during the quarter ended June 30, 2001.

Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3333 HOLDING CORPORATION
Registrant

August 13, 2001	/s/ Stephen M. Weinberg
Stephen M. Weinberg
Director, President and Chief Executive Officer
(principal executive officer)

August 13, 2001	/s/ Todd D. Newman
Todd D. Newman
Senior Vice President, Chief Financial
Officer and Treasurer
(principal financial officer and
chief accounting officer)

Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, 3333 Development Corporation, as general partner of, and on behalf of the Registrant, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTEX DEVELOPMENT COMPANY, L.P.
Registrant
By: 3333 Development Corporation,
General Partner

August 13, 2001	/s/ Stephen M. Weinberg
Stephen M. Weinberg
Director, President and Chief Executive Officer
(principal executive officer)

August 13, 2001	/s/ Todd D. Newman
Todd D. Newman
Senior Vice President, Chief Financial
Officer and Treasurer
(principal financial officer and
chief accounting officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

10.1	Management Agreement, dated as of April 1, 2001, by and between Centex Development Company, L.P. and Centex Homes (filed herewith).

10.2	Employment Agreement, dated as of April 1, 2001, by and between Centex Development Company, L.P. and Richard C. Decker (filed herewith).