Form 10-K
period 2002-03-31
3333 HOLDING CORP; CENTEX CORP; CENTEX DEVELOPMENT CO LP
filed 2002-06-21
CIK 818762, 18532, 818764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2002

Commission File No. 1-6776 CENTEX CORPORATION	Commission File Nos. 1-9624 and 1-9625, respectively 3333 HOLDING CORPORATION and CENTEX DEVELOPMENT COMPANY, L.P.
(Exact name of registrant as specified in its charter) Nevada (State of incorporation)	(Exact name of registrants as specified in their charters) Nevada and Delaware, respectively (States of incorporation or organization)
75-0778259 (I.R.S. Employer Identification No.) 2728 N. Harwood, Dallas, Texas 75201 (Address of principal executive office, including zip code) (214) 981-5000	75-2178860 and 75-2168471, respectively (I.R.S. Employer Identification Nos.) 2728 N. Harwood, Dallas, Texas 75201 (Address of principal executive office, including zip code) (214) 981-6770
(Registrant’s telephone number)	(Registrants’ telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered	Title of each class	Name of each exchange on which registered

Centex Corporation	3333 Holding Corporation
Common Stock ($.25 par value)	New York Stock Exchange	Common Stock ($.01 par value)	New York Stock Exchange
	London Stock Exchange		London Stock Exchange

Centex Development Company, L.P.
Warrants to Purchase Class B Units of	New York Stock Exchange
Limited Partnership Interest Expiring November 30, 2007	London Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each such registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[  ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K.

     The aggregate market value of the tandem traded Centex Corporation common stock, 3333 Holding Corporation common stock and Centex Development Company, L.P. warrants to purchase Class B units of limited partnership interest held by non-affiliates of the registrants on May 31, 2002 was approximately $3.3 billion.

     Indicate the number of shares of each of the registrants’ classes of common stock (or other similar equity securities) outstanding as of the close of business on May 31, 2002:

Centex Corporation	Common Stock	61,543,403	shares
3333 Holding Corporation	Common Stock	1,000	shares
Centex Development Company, L.P.	Class A Units of Limited Partnership Interest	32,260	units
Centex Development Company, L.P.	Class C Units of Limited Partnership Interest	208,330	units

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in Parts A.III and B.III of this Report:

(a)  Proxy statements for the annual meetings of stockholders of Centex Corporation and 3333 Holding Corporation to be held on July 18, 2002.

JOINT ANNUAL REPORT ON
FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2002

CENTEX CORPORATION AND SUBSIDIARIES
AND
3333 HOLDING CORPORATION AND SUBSIDIARY
AND CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES

JOINT EXPLANATORY STATEMENT

     On November 30, 1987, Centex Corporation distributed as a dividend to its stockholders, through a nominee, all of the 1,000 issued and outstanding shares of common stock of 3333 Holding Corporation and 900 warrants to purchase Class B Units of limited partnership interest in Centex Development Company, L.P. Pursuant to an agreement with the nominee, the nominee is the recordholder of the 3333 Holding Corporation common stock and warrants to purchase Class B Units of Centex Development Company on behalf of and for the benefit of persons who are from time to time the holders of the Centex Corporation common stock. Each Centex Corporation stockholder owns a beneficial interest in that portion of the common stock of 3333 Holding Corporation and the warrants to purchase Class B Units of Centex Development Company that the total number of shares of Centex Corporation common stock held by such stockholder bears to the total number of shares of Centex Corporation common stock outstanding from time to time. This beneficial interest is not represented by a separate certificate or receipt. Instead, each stockholder’s beneficial interest in such pro rata portion of the shares of 3333 Holding Corporation common stock and the Centex Development Company warrants is represented by the certificate or certificates evidencing his Centex Corporation common stock and is currently tradable only in tandem with, and as a part of, each stockholder’s Centex Corporation common stock. The tandem securities are listed and traded on the New York Stock Exchange and the London Stock Exchange and are registered with the Securities and Exchange Commission separately under Section 12(b) of the Securities Exchange Act of 1934, or the Exchange Act. 3333 Holding Corporation and Centex Development Company were each organized in 1987 in connection with the distribution described above. 3333 Development Corporation, a wholly-owned subsidiary of 3333 Holding Corporation, holds a 1% interest in, and is the sole general partner of, Centex Development Company. Centex Corporation indirectly owns 100% of the Class A Units and 100% of the Class C Units of limited partnership interest in Centex Development Company. These units are collectively convertible into 20% of the Class B Units of limited partnership in Centex Development Company. Please refer to the ownership chart on page 3.

     At present, Centex Corporation, 3333 Holding Corporation and Centex Development Company have elected to satisfy their respective periodic reporting obligations under the Exchange Act by preparing and filing joint periodic reports. Part A of this Annual Report on Form 10-K for the fiscal year ended March 31, 2002, or fiscal 2002, relates to Centex Corporation and its subsidiaries. Part B of this Report relates to 3333 Holding and its subsidiary, 3333 Development Corporation, and to Centex Development Company and its subsidiaries.

     You should read this Report together with the proxy statements of Centex Corporation and 3333 Holding Corporation for their respective 2002 annual meetings of stockholders, the Annual Report to Stockholders of Centex Corporation for fiscal 2002 and the Annual Report to Stockholders of 3333 Holding Corporation and Centex Development Company for fiscal 2002. For a complete understanding of the tandem-traded securities, you should read both Part A and Part B of this Report.

     We include information concerning the earnings and financial condition of the three companies, on an aggregate basis, in Note (J) of the Notes to Consolidated Financial Statements of Centex Corporation and subsidiaries on pages 78-79 of this Report.

     For a description of this ownership chart, please see the Joint Explanatory Statement on the previous page.

              OWNERSHIP CHART

FORM 10-K

TABLE OF CONTENTS (continued)

		Page

Part B.	3333 HOLDING CORPORATION AND SUBSIDIARY AND CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES
	PART I
	Item 1. Business	91
	Item 2. Properties	97
	Item 3. Legal Proceedings	101
	Item 4. Submission of Matters to a Vote of Security Holders	101
	PART II
	Item 5. Market for Registrants’ Common Equity and Related Stockholder Matters	103
	Item 6. Selected Financial Data	104
	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	105
	Item 7A. Quantitative and Qualitative Disclosures about Market Risk	114
	Item 8. Financial Statements and Supplementary Data	115
	Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	138
	PART III
	Item 10. Directors and Executive Officers of the Registrants	139
	Item 11. Executive Compensation	140
	Item 12. Security Ownership of Certain Beneficial Owners and Management	141
	Item 13. Certain Relationships and Related Transactions	144
	PART IV
	Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K	144
	SIGNATURES	146

	__________________

	INDICES TO EXHIBITS
	CENTEX CORPORATION AND SUBSIDIARIES
	3333 HOLDING CORPORATION AND SUBSIDIARY
	CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES

PART A.

CENTEX CORPORATION AND SUBSIDIARIES

PREFATORY STATEMENT

     Part A of this Report (pages 6 through 90) includes information relating to Centex Corporation and its subsidiaries, SEC File No. 1-6776. See Joint Explanatory Statement on page 2 of this Report. Part B of this Report (pages 91 through 147) includes information relating separately to 3333 Holding Corporation and its subsidiary, 3333 Development Corporation, and to Centex Development Company, L.P. and subsidiaries.

PART I

ITEM 1. BUSINESS

General Development of Business

     Centex Corporation is a Nevada corporation. Our common stock, par value $.25 per share, began trading publicly in 1969. Our common stock is traded on the New York Stock Exchange, or the NYSE, and the London Stock Exchange. As of May 31, 2002, 61,543,403 shares of our common stock were outstanding. Any reference herein to we, us or our includes Centex Corporation and its subsidiary companies.

     Since our founding in 1950 as a Dallas, Texas-based residential construction company, we have evolved into a multi-industry company. Our subsidiary companies operate in five principal business segments: Home Building, Financial Services, Construction Products, Construction Services and Investment Real Estate. We provide a brief overview of each segment below, and we provide a more detailed discussion of each segment later in this section.

     Our Home Building operations currently involve the purchase and development of land or lots and the construction and sale of single-family homes, townhomes and low-rise condominiums. We have participated in the conventional homebuilding business since 1950. We currently rank as the nation’s fourth largest homebuilder based on revenues.

     Our Financial Services operations consist primarily of home financing, sub-prime home equity lending and the sale of title insurance and various other insurance coverages. These activities include mortgage origination, servicing and other related services for purchasers of homes sold by our Home Building operations and others. We have been in the mortgage banking business since 1973.

     Our Construction Products operations involve the manufacture, production, distribution and sale of cement, gypsum wallboard, recycled paperboard, aggregates and readymix concrete. Our involvement in the construction products business started in 1963 when we began construction of our first cement plant. During the quarter ended June 30, 1994, our construction products subsidiary, Centex Construction Products, Inc., completed an initial public offering of 51% of its stock and began trading on the NYSE under the symbol “CXP.” Primarily as a result of Construction Products’ repurchase of its own stock, our ownership has increased to 65.2% as of March 31, 2002. Accordingly, we have consolidated Construction

Products’ financial statements with those of Centex Corporation for the years ended March 31, 2002, 2001 and 2000, or fiscal 2002, 2001 and 2000.

     Our Construction Services operations involve the construction of buildings for both private and government interests, including office, commercial and industrial buildings, hospitals, hotels, correctional facilities, educational institutions, museums, libraries, airport facilities and sports facilities. We entered the Construction Services business in 1966 by acquiring a Dallas-based contractor that had been in business since 1936. We also acquired significant construction companies in 1978, 1982, 1987 and 1990. We currently rank among the nation’s largest general building contractors based on construction revenues.

     Our Investment Real Estate operations involve the acquisition, development and sale of land, primarily for industrial, office, multi-family, retail, residential and mixed-use projects.

     In fiscal 1988, we established Centex Development Company. Please refer toPart B of this Report for a discussion of the business of Centex Development Company.

Financial Information about Industry Segments

     Note (K) of the Notes to Consolidated Financial Statements of Centex Corporation on pages 79-81 of this Report contains additional information about our business segments for fiscal 2002, 2001 and 2000.

Narrative Description of Business

HOME BUILDING

     Our conventional homebuilding subsidiary, Centex Homes, purchases and develops land or lots and constructs and sells single-family homes, townhomes and low-rise condominiums. As of March 31, 2002, Centex Homes operated in 474 neighborhoods in 88 different markets. Centex Homes is also the only company to rank among the nation’s top 10 homebuilders for each of the past 34 years according to Professional Builder magazine. Centex Homes sells to both first-time and move-up buyers. Over 86% of the homes we sold in fiscal 2002 were single-family detached homes, and the remainder were townhomes and low-rise condominiums.

Markets

     Centex Homes follows a strategy of reducing exposure to local market volatility by diversifying operations across geographically and economically diverse markets. As of March 31, 2002, Centex Homes was building in 88 market areas in 23 states and in Washington, D.C. The markets are listed below by geographic areas.

Region	States	Markets

Mid-Atlantic	Maryland	Baltimore
	New Jersey	Atlantic/Cape May
Middlesex/Somerset/Hunterdon
Monmouth/Ocean
Trenton
	North Carolina	Charlotte/Gastonia/Rock Hill
Greensboro/Winston Salem/High Point
Raleigh/Durham/Chapel Hill
Wilmington
	Pennsylvania	Philadelphia
Pittsburgh
	South Carolina	Charleston/North Charleston
Hilton Head
Myrtle Beach
	Virginia	Norfolk/Virginia Beach/Newport
Richmond/Petersburg
Washington, D.C.
Midwest	Colorado	Boulder/Longmont
Denver
Fort Collins
	Indiana	Indianapolis
Fort Wayne
	Illinois	Chicago
	Michigan	Ann Arbor
Detroit
Grand Rapids/Muskegon
Kalamazoo/Battle Creek
	Minnesota	Minneapolis/St. Paul
	Ohio	Akron
Canton/Massillon
Cincinnati
Cleveland/Lorain/Elyria
Columbus
Dayton/Springfield
Mansfield
Toledo
Youngstown/Warren
Mountain States	Arizona	Phoenix/Mesa
	Colorado	Eagle County
	Nevada	Las Vegas
Reno
	New Mexico	Albuquerque
Santa Fe
	Oregon	Eugene
Portland/Vancouver
Salem
	Utah	Salt Lake City
	Washington	Seattle/Bellevue/Everett
Tacoma

Region	States	Markets

South Central	Texas	Austin/San Marcos
Brazoria
Dallas
Ft. Worth/Arlington
Galveston/Texas City
Houston
Killeen/Temple
San Antonio
	Tennessee	Nashville
Southeast	Florida	Daytona Beach
Ft. Lauderdale
Ft. Myers/Cape Coral
Ft. Pierce/St. Lucie
Ft. Walton Beach
Jacksonville
Lakeland/Winter Haven
Melbourne/Titusville
Miami
Naples
Orlando
Punta Gorda
Sarasota/Bradenton
Tampa/St. Petersburg/Clearwater
West Palm Beach/Boca Raton
	Georgia	Atlanta
	South Carolina	Columbia
Greenville/Spartanburg/Anderson
West Coast	California	Bakersfield
Fresno
Kings County
Los Angeles/Long Beach
Oakland
Orange County
Riverside/San Bernardino
Sacramento/Yolo
San Diego
San Luis Obispo
Ventura
Visalia/Tulare/Porterville

     In fiscal 2002, Centex Homes closed 22,960 homes, including first-time, move-up and, in some markets, custom homes, ranging in price from approximately $63,000 to about $2.2 million. The average sale price in fiscal 2002 was $213,738.

     Our practice has been to acquire land, build homes on the land and sell the homes within 24 to 36 months from the date of land acquisition. Generally, this involves acquiring land that is properly zoned and is either ready for development or, to some degree, already developed. The purchase of finished lots generally allows us to shorten the lead time to commence construction and reduces the risk of unforeseen improvement costs and volatile market conditions. We have acquired a substantial amount of finished and partially improved lots and land through option agreements that we exercise over specified time periods or, in certain cases, as the lots are needed. At March 31, 2002, Centex Homes owned approximately 43,000 lots and had rights to purchase approximately 51,000 lots. In addition, Centex Homes enters into joint ventures for land acquisition, development and other activities. Centex Homes holds less than a majority interest in these joint ventures, and therefore we do not consolidate these joint ventures in our financial statements.

     Our growth strategy for Centex Homes has been focused primarily on internally generated, organic growth opportunities through land acquisition and development in existing business units. As a secondary driver, we have also grown the business through the acquisition of other homebuilding companies. Since April 1998 we have acquired homebuilding operations of the following companies:

Company	Date Acquired	Description

Wayne Homes	April 1998	Builds single-family homes in the “build-on-owner’s” lot market segment.
Teal Homes	May 1998	Builds single-family homes for the first-time and move-up buyer in the Richmond, Virginia area.
Calton Homes	December 1998	Builds single-family homes for the first-time and move-up buyer in New Jersey.
Real Homes	September 1999	Builds single-family homes for the first-time and move-up buyer in the Las Vegas, Nevada area.
Selective Group	March 2001	Builds single-family homes for the first-time and move-up buyer in the Detroit, Michigan area.
CityHomes	March 2001	Builds upscale urban townhomes and condominiums in the Dallas, Texas area.

     In addition, we acquired substantially all of the land and other operating assets for the construction of single-family homes, townhomes and duplexes from Sundance Homes, a suburban Chicago homebuilder, in July 1999. Sundance Homes retained its name and continues to operate in other markets in which we do not compete.

     The table below summarizes by geographic area Centex Homes’ home closings, sales (orders) backlog and sales (orders) for the five most recent fiscal years. Some of the prior year balances have been reclassified to be consistent with the fiscal 2002 presentation.

Closings (in units):

	For the Years Ended March 31,

	2002	2001	2000	1999	1998

Mid-Atlantic	3,877	3,395	3,058	2,332	1,826
Southeast	4,280	3,991	4,012	3,426	3,064
Midwest	3,619	3,294	3,089	2,062	1,147
South Central	5,154	4,104	3,924	3,197	2,664
Mountain States	2,697	2,338	1,812	1,350	1,336
West Coast	3,333	3,537	3,009	2,425	2,381

	22,960	20,659	18,904	14,792	12,418

Average Sales Price (in 000’s)	$214	$206	$192	$186	$183

Sales (Orders) Backlog, at the end of the period (in units):

	For the Years Ended March 31,

	2002	2001	2000	1999	1998

Mid-Atlantic	1,503	1,365	1,210	1,061	657
Southeast	2,273	1,898	1,848	1,794	1,400
Midwest	2,086	2,008	1,628	1,355	433
South Central	1,962	2,064	1,462	1,410	1,174
Mountain States	646	803	579	502	456
West Coast	901	1,127	852	670	796

	9,371	9,265	7,579	6,792	4,916

Sales (Orders) (in units):

	For the Years Ended March 31,

	2002	2001	2000	1999	1998

Mid-Atlantic	3,936	3,550	3,207	2,464	1,888
Southeast	4,655	4,041	4,066	3,824	3,331
Midwest	3,697	3,541	3,207	2,515	1,139
South Central	5,052	4,685	3,976	3,433	2,879
Mountain States	2,540	2,562	1,760	1,396	1,369
West Coast	3,107	3,812	3,191	2,299	2,420

	22,987	22,191	19,407	15,931	13,026

Competition and Other Factors

     The conventional homebuilding industry is essentially a “local” business and is highly competitive. We compete in each of Centex Homes’ market areas with numerous other homebuilders, including national, large regional and local builders. Centex Homes’ top ten competitors based on revenues for their most recent year-end are as follows: Beazer Homes, D. R. Horton, Inc., KB Homes, Lennar Corporation, MDC Holdings, NVR Inc., Pulte, Ryland, Standard Pacific and Toll Brothers. Centex Homes’ operations accounted for approximately 1.5% of the total for-sale housing starts in the United States for the twelve months ended March 31, 2002. The main competitive factors affecting Centex Homes’ operations are location, price, cost of providing mortgage financing for customers, construction costs, design and quality of homes, customer service, marketing expertise, availability of land, price of land and reputation. We believe that Centex Homes competes effectively by maintaining geographic diversity, being responsive to the specific demands of each market and managing the operations at a local level.

     The homebuilding industry is cyclical and is particularly affected by changes in national and local economic conditions, job growth, long-term and short-term interest rates, consumer confidence, governmental policies, zoning restrictions and, to a lesser extent, changes in property taxes, energy costs, federal income tax laws, federal mortgage financing programs and various demographic factors. The political and economic environments affect both the demand for housing constructed and the subsequent cost of financing. Unexpected climatic conditions, such as unusually heavy or prolonged rain or snow, may affect operations in certain areas.

     The homebuilding industry is subject to extensive and complex regulations. Centex Homes and its subcontractors must comply with various federal, state and local laws and regulations, including worker health and safety, zoning, building standards, advertising, consumer credit rules and regulations and the extensive and changing federal, state and local laws, regulations and ordinances governing the protection of the environment, including the protection of endangered species. Centex Homes is also subject to other rules and regulations in connection with its manufacturing and sales activities, including requirements as to incorporated building materials and building designs. All of these regulatory requirements are applicable to all homebuilding companies, and, to date, compliance with these requirements has not had a material impact on us. We believe that Centex Homes is in material compliance with these requirements.

     We purchase materials, services and land from numerous sources and believe that we can deal effectively with the problems we may experience relating to the supply or availability of materials, services and land.

FINANCIAL SERVICES

     Our Financial Services operations consist primarily of home financing, sub-prime home equity lending and the sale of title insurance and other insurance coverages. These activities include mortgage origination, servicing and other related services for purchasers of homes sold by our subsidiaries and others.

Conforming Mortgage Banking

     We established CTX Mortgage Company, L.L.C., or CTX Mortgage, together with its predecessors and affiliates, to provide mortgage financing for homes built by Centex Homes. By opening CTX Mortgage offices in Centex Homes’ housing markets, we have been able to provide mortgage financing for an average of 68% of Centex Homes’ sales, other than cash sales, over the past five years. In fiscal 2002, this capture ratio was 72%. In 1985, we expanded CTX Mortgage’s operations to include mortgage loans that are not associated with the sale of homes built by Centex Homes. We refer to mortgage financing for homes built by Centex Homes as Builder loans and to mortgage financing for homes built by others as Retail loans.

     At March 31, 2002, CTX Mortgage had 217 offices located in 37 states. The offices vary in size depending on loan volume.

     The following table shows the unit breakdown of Builder and Retail loans for CTX Mortgage for the five years ended March 31, 2002:

	For the Years Ended March 31,

	2002	2001	2000	1999	1998

Loan Types:
Builder	15,435	12,506	10,958	9,882	8,748
Retail	64,949	48,244	48,301	66,496	44,096

	80,384	60,750	59,259	76,378	52,844

Origination Volume (in billions)	$12.5	$8.9	$8.1	$10.1	$6.7
Percent of Centex Non-Cash Closings Financed	72%	64%	61%	70%	75%

     We provide mortgage origination and other mortgage-related services for the Federal Housing Administration, or FHA, the Department of Veterans’ Affairs, or VA, and conventional loans on homes that Centex Homes or others build and sell, as well as resale homes and refinancing of existing mortgages. Our loans are generally first-lien mortgages secured by one- to four-family residences. A majority of the loans qualify for inclusion in programs sponsored by the Government National Mortgage Association, or GNMA, the Federal National Mortgage Association, or FNMA, or the Federal Home Loan Mortgage Corporation, or

FHLMC. These loans are known in the industry as “conforming” loans. The remainder of the loans are either pre-approved and individually underwritten by CTX Mortgage or private investors who subsequently purchase the loans or are funded by private investors who pay a broker fee to CTX Mortgage for referring a loan.

     CTX Mortgage’s principal sources of income consist of gains on the sale of mortgage loans, inclusive of all service rights, and, to a lesser extent, net interest income and other fees. Generally, we sell our right to service the mortgage loans and, therefore, retain no mortgage servicing rights or other residual interests.

     We also participate in joint-venture agreements with third-party homebuilders and other real estate professionals to provide mortgage originations for their customers. These joint venture companies are fully consolidated in CTX Mortgage’s financial statements. At March 31, 2002, CTX Mortgage had 22 of these agreements, operating in 24 offices located in 10 states.

     In fiscal 2000, CTX Mortgage entered into a mortgage loan purchase agreement with Harwood Street Funding I, L.L.C., or HSF-I, that we refer to as the HSF-I Purchase Agreement. HSF-I is an unaffiliated entity that is not consolidated with Financial Services or Centex Corporation. Under the terms of the HSF-I Purchase Agreement, CTX Mortgage may elect to sell to HSF-I, and HSF-I is obligated to purchase from CTX Mortgage, mortgage loans that satisfy certain eligibility criteria and portfolio requirements. The maximum amount of mortgage loans that HSF-I is allowed to carry in its inventory under the HSF-I Purchase Agreement is limited to $2.0 billion. Under the terms of the sales agreements, CTX Mortgage is the sole manager of HSF-I and, in that capacity, arranges for the sale of these loans into the secondary market. For a subservicing fee, CTX Mortgage also acts as servicer of these mortgage loans for HSF-I until HSF-I sells the loans. At March 31, 2002, CTX Mortgage was servicing approximately $1.3 billion of mortgage loans owned by HSF-I. For further discussion of HSF-I, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Off-Balance-Sheet and Other Obligations” below.

Sub-Prime Home Equity Lending

     We formed the predecessors of Centex Home Equity Company, L.L.C., or Home Equity, in fiscal 1995. The business of Home Equity involves the origination of primarily nonconforming home equity loans. The sub-prime lending market comprises borrowers whose financing needs are not being met by traditional mortgage lenders for a variety of reasons, including credit histories that may limit a borrower’s access to credit or a borrower’s need for specialized loan products. Since its inception, Home Equity has focused on lending to individuals who have substantial equity in their homes but have impaired or limited credit histories. Home Equity’s mortgage loans to these borrowers are made primarily for such purposes as debt consolidation, refinancing, home improvement or educational expenses. Substantially all of Home Equity’s mortgage loans are secured by first mortgage liens on one- to four-family residences and have amortization schedules ranging from 5 to 30 years.

     At March 31, 2002, Home Equity had 134 offices doing business in 48 states. Home Equity originates home equity loans through five major origination sources:

•	a retail branch network;

•	a broker referral network;

•	referrals from its conforming mortgage affiliate, CTX Mortgage;

•	a correspondent mortgage banker network; and

•	Home Equity’s direct sales unit that sources loans through telemarketing.

     The following table summarizes Home Equity’s origination statistics for the five-year period ended March 31, 2002:

	For the Years Ended March 31,

	2002	2001	2000	1999	1998

Loans	26,955	26,418	20,568	15,582	7,982
Origination Volume (in billions)	$2.1	$1.7	$1.3	$1.0	$0.5

     We began servicing loans through Home Equity in fiscal 1997. Servicing fees for sub-prime loans are significantly higher than for conforming loans. Servicing encompasses, among other activities, the following processes: billing, collection of payments, movement of cash to the payment clearing bank accounts, investor reporting, customer help, recovery of delinquent payments, instituting foreclosure and liquidation of the underlying collateral. As of March 31, 2002, Home Equity was servicing a sub-prime loan portfolio of approximately $4.4 billion.

     From October 1997 through March 2000, a majority of Home Equity’s loans originated were included in securitizations that utilized a structure that caused them to be accounted for as sales. Under this structure, Home Equity retained a residual interest as well as the servicing rights to the securitized loans. We call this retained residual interest the mortgage securitization residual interest, or MSRI. As a result, our balance sheet does not reflect the mortgage loans receivable and offsetting debt resulting from these securitizations. The estimated gain on the sale of these loans was included in earnings during the period in which the securitization transaction closed. Between February 1998 and March 2000, Home Equity completed nine securitizations totaling approximately $2.2 billion in loans under this structure. As of March 31, 2002, Home Equity had a remaining MSRI of $125.3 million.

     We changed the structure of securitizations beginning April 1, 2000. Securitizations since that time have been accounted for as borrowings. Under this structure, we record interest over the life of the loans using the interest, or actuarial, method. The mortgage loans receivable and the securitization debt remain on Home Equity’s balance sheet. From April 1, 2000 to March 31, 2002, Home Equity completed eight securitizations totaling approximately $3.6 billion in loans under this structure.

     Home Equity’s principal sources of income are from interest income, loan origination fees and servicing fees.

Other Financial Services Operations

     We offer title agent, title underwriting, closing, appraisal and other settlement services in 23 states under the names of Commerce Title Company, Commerce Title Agency and Commerce Title Insurance Company. Our Optima Information Solutions subsidiary provides property information reports, document recording and retrieval, due diligence reports and pre-foreclosure information electronically in all 50 states. Through Westwood Insurance, a multi-line property and casualty insurance agency, we market homeowners and auto insurance to some of our customers and customers of approximately 53 other homebuilders in 50 states. Westwood Insurance also provides coverage for some commercial customers. Our Technologies Group, headquartered in Edmond, Oklahoma, provides mortgage quality control services, owns and operates an automated mortgage processing system and provides the mortgage industry with regulations and guidelines in an electronic format.

Competition and Other Factors

     The financial services industry in the United States is highly competitive. CTX Mortgage competes with commercial banks, other mortgage banking companies and other financial institutions to supply mortgage financing at attractive rates to purchasers of our homes, as well as to the general public. Home Equity competes with commercial banks, other sub-prime lenders and other financial institutions to supply sub-prime financing at attractive rates. Our title and insurance operations compete with other providers of title and insurance products to sell their products to purchasers of our homes, as well as to the general public. During fiscal 2002, Financial Services continued to operate in a very competitive environment.

     The Financial Services operations are subject to extensive state and federal regulations, as well as the rules and regulations of, and examinations by, FNMA, FHLMC, FHA, VA, Department of Housing and Urban Development, or HUD, GNMA and state regulatory authorities with respect to originating, processing, underwriting, making, selling, securitizing and servicing loans and providing title and other insurance products. In addition, there are other federal and state statutes and regulations affecting such activities. These rules and regulations, among other things, impose licensing obligations on our Financial Services operations, specify standards for origination procedures, establish eligibility criteria for mortgage loans, provide for inspection and appraisals of properties, regulate payment features and, in some cases, fix maximum interest rates, fees, loan amounts and premiums for title and other insurance. Our Financial Services operations are required to maintain specified net worth levels and submit annual audited financial statements to HUD, VA, FNMA, FHLMC, GNMA and some state regulators.

     As an approved FHA mortgagee, CTX Mortgage is subject to examination by the Federal Housing Commissioner at all times to ensure compliance with FHA regulations, policies and procedures. Our title and insurance operations are subject to examination by state authorities. Mortgage origination and servicing activities are subject to the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Federal Truth-In-Lending Act, the Real Estate Settlement Procedures Act, that also applies to our insurance operations, the Riegle Community Development and Regulatory Improvement Act, the Home Ownership and Equity Protection Act and the regulations promulgated under such statutes, among other federal and state consumer credit laws. These statutes prohibit discrimination and unlawful kickbacks and referral fees and require the disclosure of certain information to borrowers concerning credit and settlement costs. Many of these regulatory requirements seek to protect the interest of consumers, while others protect the owners or insurers of mortgage loans. Failure to comply with these requirements can lead to loss of approved status, demands for indemnification or loan repurchases from investors, class action lawsuits by borrowers, administrative enforcement actions and, in some cases, rescission or voiding of the loan by the consumer.

CONSTRUCTION PRODUCTS

     Construction Products’ operations include the manufacture, production, distribution and sale of cement, gypsum wallboard, recycled paperboard, aggregates and readymix concrete. As of March 31, 2002, our ownership in Construction Products was approximately 65.2%.

Cement

     Construction Products operates cement plants in or near Buda, Texas; LaSalle, Illinois; Fernley, Nevada; and Laramie, Wyoming. The plants in Buda and LaSalle are owned by separate partnerships in which Construction Products has a 50% interest. Construction Products proportionally consolidates its pro rata interest in the revenues, expenses, assets and liabilities of those extractive industry joint ventures. The kiln start-up dates of the cement plants were as follows: Buda, Texas, 1978 (expanded 1983); LaSalle,

Illinois, 1974; Fernley, Nevada (2 kilns), 1964 and 1969; and Laramie, Wyoming (2 kilns), 1988 and 1996. All four of the cement plants are fuel-efficient dry process plants.

     Construction Products’ net cement production, excluding the partners’ 50% interest in the Buda and LaSalle plants, totaled approximately 2.2 million tons in fiscal 2002 and 2.3 million tons in fiscal 2001. Total net cement sales were 2.4 million tons in both fiscal 2002 and fiscal 2001, as all four cement plants sold all of the product they produced. During the past four years, Construction Products purchased cement from others to be resold. In fiscal 2002, 10.5% of the cement sold by Construction Products was acquired from outside sources, compared to 6.6% in fiscal 2001.

Raw Materials and Fuel Supplies

     The principal raw material used in the production of portland cement is calcium carbonate in the form of limestone. Construction Products obtains limestone principally through mining and extraction operations at quarries owned or leased by Construction Products or its partnerships that are located in close proximity to the plants. Construction Products’ management believes that the estimated recoverable limestone reserves owned or leased by it or its partnerships will permit each of its plants to operate at its present production capacity for at least 30 years or, in the case of the Fernley plant, at least 15 years. Construction Products’ management expects that additional limestone reserves for the Fernley plant will be available when needed on an economically feasible basis.

     The cement plants use coal and coke as their primary fuel but are equipped to burn natural gas as an alternative fuel. Electric power is a major cost component in the manufacture of cement. Construction Products seeks to diminish overall power costs by adopting interruptible power supply agreements, which may expose the plants to some production interruptions during periods of power curtailment. Although power and natural gas costs generally decreased during fiscal 2002, we expect costs to increase in fiscal 2003, which could negatively impact manufacturing costs in fiscal 2003.

Sales and Distribution

     Demand for cement is highly cyclical and depends on the demand for concrete products, which, in turn, depends on the demand for construction. According to estimates of the Portland Cement Association, the primary construction sectors that account for the largest shares of cement consumption are public works construction, non-residential construction and residential construction. These sectors comprised 50%, 21% and 21%, respectively, of U.S. cement consumption in calendar year 2001. No single customer of Construction Products accounted for as much as 10% of total cement sales during fiscal 2002. The principal geographic markets for Construction Products’ cement are Texas and western Louisiana, which are serviced by the Buda, Texas plant; Illinois and southern Wisconsin, which are serviced by the LaSalle, Illinois plant; Nevada, except Las Vegas, and northern California, which are serviced by the Fernley, Nevada plant; and Wyoming, Utah, northern Colorado, western Nebraska and eastern Nevada, which are serviced by the Laramie, Wyoming plant.

     We generally distribute our cement by common carriers, customer pickup and, to a lesser extent, by trucks owned and operated by Construction Products. In addition, we transport our cement principally by rail to storage and distribution terminals for further distribution, which expands each plant’s selling area.

Competition and Other Factors

     The cement business is extremely competitive. In every geographic area in which Construction Products sells cement, one or more other domestic producers compete. In addition, foreign companies compete in most sales areas by importing cement into the United States. The number of principal competitors operating in the same geographic areas as Construction Products’ cement plants are: six in Buda, six in LaSalle, six in Fernley and four in Laramie. Construction Products competes by operating efficient cement plants, merchandising a high quality product and providing good service and competitive pricing.

Gypsum Wallboard

     Construction Products owns and operates four gypsum wallboard manufacturing facilities: two located in Albuquerque and nearby Bernalillo, New Mexico, one located in Gypsum, Colorado (near Vail) and one located in Duke, Oklahoma, acquired in November 2000.

     Construction Products’ gypsum wallboard production totaled 1,890 million square feet in fiscal 2002 and 1,649 million square feet in fiscal 2001. Total gypsum wallboard sales were 1,930 million square feet in fiscal 2002 and 1,584 million square feet in fiscal 2001.

Raw Materials and Fuel Supplies

     Construction Products mines and extracts natural gypsum rock, the principal raw material used in the manufacture of gypsum wallboard, from mines and quarries owned, leased or subject to claims owned by Construction Products and located near its plants. Construction Products estimates that the New Mexico, Colorado and Oklahoma mines and quarries contain approximately 50 million tons, 21 million tons and 15 million tons of proven and probable gypsum reserves, respectively. Other gypsum deposits are located in the immediate area of the Oklahoma plant and may be obtained at a reasonable cost. Based on its current production capacity, Construction Products’ management estimates that the life of its existing gypsum rock reserves is approximately 80 years in New Mexico, 35 years in Colorado and 15 years in Oklahoma.

     Prior to November 2000, Construction Products purchased paper used in manufacturing gypsum wallboard from third-party suppliers. As a result of the acquisition of paperboard manufacturing operations in November 2000, Construction Products now manufactures all of the paper needed for its gypsum wallboard productions.

     Construction Products’ wallboard plants use large quantities of natural gas and electrical power. Construction Products currently obtains a portion of its natural gas requirements from three gas producers under gas supply agreements expiring in January 2003 for Colorado, May 2003 for New Mexico and November 2002 for Oklahoma. If the agreements are not renewed, Construction Products’ management expects to be able to obtain its gas supplies from other suppliers at competitive prices. Power for the Gypsum plant is supplied by the cogeneration power facility that was acquired along with the gypsum wallboard plant in 1997. Although power and natural gas costs generally decreased during fiscal 2002, Construction Products expects natural gas costs to increase in fiscal 2003, which could negatively impact manufacturing costs in fiscal 2003.

Sales and Distribution

     The principal sources of demand for gypsum wallboard are residential and non-residential construction, repair and remodeling. While the gypsum wallboard industry remains highly cyclical, recent growth in the repair and remodeling segment has partially mitigated the impact of fluctuations on overall levels of new construction. Construction Products sells wallboard to numerous building materials dealers, wallboard specialty distributors, home center chains and other customers located throughout the United States. Although wallboard is distributed principally in regional areas, Construction Products and some other producers have the ability to ship wallboard by rail outside their usual regional distribution areas to take advantage of other regional increases in demand. Construction Products’ rail distribution capabilities permit it to reach customers in all states west of the Mississippi River and many eastern states. During fiscal 2002, approximately 20% of Construction Products’ sales volume of gypsum wallboard was transported by rail.

Competition and Other Factors

     There currently are eight manufacturers of wallboard in the United States operating a total of 79 plants. Construction Products estimates that the three largest producers, of which Construction Products is not one, accounted for approximately 70% of wallboard sales in the United States in calendar year 2001. Competition among wallboard producers is primarily on a regional basis with local producers benefiting from lower transportation costs and, to a lesser extent, on a national basis. Because of the commodity nature of the product, competition is based principally on price and, to a lesser extent, on product quality and customer service.

Recycled Paperboard Operations

     Construction Products conducts its recycled paperboard manufacturing operations at a Lawton, Oklahoma mill and a Commerce City, Colorado mill. Construction Products elected to idle the Commerce City mill in April 2001. The Lawton mill commenced commercial operation in March 2000 and was acquired by Construction Products, along with the Colorado mill, in November 2000. Construction Products ultimately expects the Lawton mill to have the capacity to produce approximately 11 billion square feet, or 220,000 tons, of gypsum-grade recycled paperboard annually. In fiscal 2002, it produced approximately 196,000 tons.

     Construction Products produces all of the paperboard products manufactured at the paperboard mills from 100% reclaimed paper fiber. These products are classified by the industry as recycled paperboard. Recycled paperboard products include the facing paper used in the manufacture of gypsum wallboard and recycled paperboard used by manufacturers of consumer and industrial paperboard products. The principal raw materials used by the recycled paperboard mills are reclaimed paper fiber, chemicals and water. Construction Products currently purchases reclaimed paper fiber from several sources, including Construction Products’ own paper fiber recycling centers. The recycled paperboard products are sold primarily to gypsum wallboard manufacturers. During fiscal 2002, approximately 34% of the recycled paperboard manufactured and shipped by Construction Products’ recycled paperboard mills was consumed by its own gypsum wallboard manufacturing operations and approximately 58% was shipped to two other gypsum wallboard manufacturers.

     The demand for recycled paperboard directly corresponds to the cyclical gypsum wallboard market. Construction Products competes with approximately seven other manufacturers of gypsum-grade paperboard, six of which have gypsum wallboard manufacturing operations. Substantially all of these competitors have greater financial resources. Price, quality, personal relationships and timeliness of deliveries are the principal methods of competition among paperboard producers.

Concrete and Aggregates

     Construction Products’ concrete and aggregates operations are located in and around Austin, Texas and northern California. The 10,000-acre aggregates deposit in northern California contains sufficient estimated reserves to meet current mining requirements for aggregates for a period of more than 100 years. Construction Products sells aggregates from this deposit in the Sacramento, California area and in nearby counties. No single customer accounted for as much as 10% of Construction Products’ concrete and aggregates sales during fiscal 2002. Competition among concrete producers within Construction Products’ northern California and Austin markets is strong.

Environmental Matters

     The construction products industry, including the operations of Construction Products, is subject to federal, state and local laws and regulations pertaining to several areas, including human health and safety and environmental compliance. The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, as well as similar laws in certain states, create joint and several liability for the cost of cleaning up or correcting releases to the environment of designated hazardous substances. None of Construction Products’ sites are listed as a “Superfund site.”

     Construction Products’ operations are also potentially affected by the Resource Conservation and Recovery Act, or RCRA, which is the primary federal statute governing the management of solid waste and which includes stringent regulation of solid waste that is considered hazardous waste. These operations generate non-hazardous solid waste, which may include cement kiln dust, or CKD. Because of a RCRA exemption, known as the Bevill Amendment, CKD generated in Construction Products’ operations is currently not considered a hazardous waste under RCRA. Nevertheless, CKD is still considered a solid waste and is regulated primarily under state environmental laws and regulations. The U. S. Environmental Protection Agency completed its review of CKD and has proposed regulations to govern the handling and disposal of CKD, which will supersede the Bevill Amendment. The Bevill Amendment will remain in effect until the final regulations are adopted.

     In the past, Construction Products collected and stored CKD on-site at its cement plants. Construction Products continues to store CKD at its Illinois, Nevada and Wyoming cement plants and at a former plant site in Corpus Christi, Texas, that is no longer in operation. Currently, substantially all CKD related to present operations at all cement facilities is recycled. When the U. S. Environmental Protection Agency removes the CKD exemption and develops particular CKD management standards in the future, Construction Products may be required to incur significant costs in connection with its CKD. CKD that comes in contact with water might produce a leachate with an alkalinity high enough to be classified as hazardous and might also leach certain hazardous trace metals therein.

     Another issue of potential significance is the possible imposition of government requirements of greenhouse gas reduction measures for cement producers. This is potentially significant because carbon dioxide is generated from combustion of fuels such as coal and coke in order to generate the high temperatures necessary to manufacture cement clinker, which is then ground with gypsum to make cement. Any imposition of raw material or production limitations or fuel-use or carbon taxes could have a significant impact on the cement manufacturing industry. It will not be possible to determine the impact on Construction Products until governmental requirements are defined.

     The Clean Air Act Amendments of 1990 provided comprehensive federal regulation of all sources of air pollution and established a new federal operating permit and fee program for virtually all manufacturing operations. These amendments will likely result in increased capital and operational expenses for Construction Products in the future, the amounts of which are not presently determinable. We have no reason to believe, however, the increased capital and operational expenses would place Construction Products at a competitive disadvantage.

     We believe that Construction Products’ current procedures and practices in its operations, including those for handling and managing materials, are consistent with industry standards. Nevertheless, because of the complexity of operations and compliance with environmental laws, there can be no assurance that past or future operations will not result in operational errors, violations, remediation or other liabilities or claims. Moreover, we cannot predict what environmental laws will be enacted, adopted or amended in the future or how they will be administered or interpreted. Compliance with more stringent environmental laws or stricter interpretation of existing environmental laws could necessitate significant capital outlays.

CONSTRUCTION SERVICES

     Our Construction Services subsidiaries together rank as one of the largest building contractors in the country, as well as one of the largest U. S.-owned construction groups based on construction revenues. Construction Services is made up of four principal operating companies with various geographic locations and project niches. Healthcare facility construction has represented nearly one-fourth of Construction Services’ business mix during recent years. New contracts for the group for fiscal 2002 totaled $1.5 billion versus $1.9 billion for fiscal 2001. The backlog of uncompleted contracts at March 31, 2002 was $2.2 billion compared to $2.0 billion at March 31, 2001. Construction Services’ principal subsidiaries are as follows:

Centex Construction Company, Inc. — This subsidiary has operational offices in Dallas, Houston and San Antonio, Texas; Fairfax, Virginia; Charlotte, North Carolina; and Atlanta, Georgia. This company pursues negotiated work in its regional market areas.

Centex Rodgers, Inc. — This subsidiary is a nationwide healthcare construction specialist and is headquartered in Nashville, Tennessee with operational offices in Pasadena, California; Detroit, Michigan; West Palm Beach, Florida; Rochester, Minnesota; and Indianapolis, Indiana.

Centex-Rooney Construction Co., Inc. — This subsidiary, based in Plantation, Florida, performs all types of work, principally within the state of Florida, and has operational offices in Miami, Orlando, Tampa, Tallahassee, Jacksonville, Ft. Myers and West Palm Beach.

Centex Forcum Lannom, Inc. d/b/a Centex Engineering & Construction, Inc. — This subsidiary, that focuses on industrial client construction projects, is located in Dyersburg, Tennessee and operates principally within the state of Tennessee. The company has additional marketing offices in Memphis, Tennessee; Lexington, Kentucky; and Dallas, Texas. We are in the process of changing the name under which this company does business in all jurisdictions to Centex Engineering and Construction, Inc.

     As a general contractor or construction manager, Construction Services provides supervisory personnel for the construction of facilities. In addition, Construction Services may perform varying amounts of the actual construction work on a project but will generally hire subcontractors to perform the majority of the work.

     Construction contracts primarily fit into one of two formats: negotiated or competitive bid. In a negotiated format, the contractor bids a fee (fixed or percentage) over the cost of the project and, in many instances, agrees that the final cost will not exceed a designated amount. These contracts may include a provision whereby the owner will pay a part of any savings from the guaranteed amount to the contractor. In a competitive bid format, Construction Services will bid a fixed amount to construct the project based on an evaluation of detailed plans and specifications. At March 31, 2002, approximately 86% of the outstanding projects were negotiated. Construction Services’ projects include hospitals, hotels, office buildings, correctional facilities, schools, shopping centers, airports, parking garages, sport stadiums, post offices and convention and performing arts centers.

Competition and Other Factors

     The construction industry is very competitive, and Construction Services competes with numerous other companies. With respect to competitively bid projects and negotiated healthcare work, Construction Services generally competes throughout the United States with local, regional and national contractors, depending upon the nature of the project. For negotiated projects other than healthcare, Construction Services generally competes in the subsidiary’s primary geographical area with other local, regional and national contractors. Construction Services solicits new projects by attending project bid meetings, by meeting with builders and owners and through existing customers. Construction Services competes successfully on the basis of its reputation, financial strength, knowledge and understanding of its clients’ needs.

     Construction Services’ operations are affected by federal, state and local laws and regulations relating to worker health and safety, as well as environmental laws. With respect to health and safety matters, we believe that Construction Services has taken appropriate precautions to protect employees and others from workplace hazards. Current environmental laws may require Construction Services’ operating subsidiaries to work in concert with project owners to acquire the necessary permits or other authorizations for certain activities, including the construction of projects located in or near wetland areas. Construction Services’ operations are also affected by environmental laws regulating the use and disposal of hazardous materials encountered during demolition operations.

     We believe that Construction Services’ current procedures and practices are consistent with industry standards and that compliance with the health and safety laws and environmental laws does not constitute a material burden or expense.

     Construction Services’ operations obtain materials and services from numerous sources. We believe that our construction companies can deal effectively with any problems they may experience in the supply of materials and services.

INVESTMENT REAL ESTATE

     Investment Real Estate conducts its operations directly and through our investment in Centex Development Company. As noted in Note (J) on pages 78-79 of this Report, our investment in Centex Development Company is not consolidated and is accounted for on the equity method of accounting because Investment Real Estate and Centex Corporation do not control Centex Development Company. Investment Real Estate’s operations involve the acquisition, development and sale of land, primarily for industrial, office, multi-family, retail, residential and mixed-use projects.

     As of March 31, 2002, Investment Real Estate’s property portfolio consisted of land located in four states. We have major conventional homebuilding operations in most markets where Investment Real Estate owns substantial property.

     Investment Real Estate’s land portfolio, by state, at March 31, 2002 is shown in the following table:

State	Acres	Zoning

Texas	316	Industrial, Office, Retail & Residential
California	351	Industrial, Office, & Residential
Florida	138	Industrial, Office & Retail
Georgia	22	Retail

     At March 31, 2002, Investment Real Estate also owned, either directly or through interests in joint ventures, approximately 231,000 square feet of office and retail buildings located in Arizona and Texas and three assisted-living facilities, which are licensed for 96 beds, located in Texas.

     In addition, Investment Real Estate owns a limited partnership interest in Centex Development Company. At March 31, 2002, Centex Development Company owned or controlled: 4,720 plots in 112 residential developments located throughout England; 201 homes in 53 residential developments located throughout England; 665 acres of land located in California, Florida, Hawaii, Michigan, Nevada, South Carolina and Texas; and 2.6 million square feet of industrial, medical, office and retail buildings in Arizona, California, Florida, Massachusetts, North Carolina and Texas. At March 31, 2002, Centex Development Company had projects under development totaling approximately 542,000 square feet of office, industrial and retail projects in California and Texas and 984 multi-family units in Florida and Texas.

EMPLOYEES

     The following table presents the breakdown of employees in each line of business as of March 31, 2002:

Line of Business	Employees
Home Building	5,075
Financial Services	4,931
Construction Products	1,552
Construction Services	1,679
Investment Real Estate	41
Other Operations	2,827
Corporate	144

16,249

     The 144 corporate employees are employed by Centex Corporation; all others are employees of our various subsidiaries. The 2,827 Other Operations employees are employed by our manufactured homes and home services operations.

ITEM 2. PROPERTIES

     Centex Homes owns property in Dallas, Texas. This property consists of office and warehouse buildings situated on approximately 18 acres. Centex Homes also owns smaller parcels of land in rural areas of Ohio, Indiana, Pennsylvania and Florida. Situated on this land are sales offices for its “build-on-owner’s” lot market segment.

     Financial Services owns a 20-acre parcel of land in Edmond, Oklahoma. Financial Services occupies an office building located on approximately six acres and is constructing a second office building on an additional six acres of the parcel. The remaining eight acres are being held for future development or sale. Financial Services also owns two low-rise office buildings situated on approximately 10 acres of land in Dallas, Texas in which Home Equity conducts certain operations.

     Construction Products operates cement plants, quarries and related facilities at Buda, Texas; LaSalle, Illinois; Fernley, Nevada; and Laramie, Wyoming. Construction Products owns the Fernley and Laramie facilities, and the Buda and LaSalle plants are each owned by separate joint ventures or partnerships in which Construction Products has a 50% interest. Construction Products owns its principal aggregate plants and quarries, which are located near Austin, Texas and Marysville, California. In addition, Construction Products owns gypsum wallboard plants in Albuquerque and nearby Bernalillo, New Mexico; Gypsum,

Colorado; and Duke, Oklahoma. Construction Products owns two paperboard mills in Commerce City, Colorado and Lawton, Oklahoma. The Commerce City, Colorado paperboard mill was idled on April 23, 2001.

     Our wholly-owned subsidiaries also own property in Round Rock, Texas; League City, Texas; and Amarillo, Texas. All of these properties are assisted-living care facilities. Other property owned includes an office building and land located in Ocala, Florida.

     See “Item 1. Business” on pages 6-22 of this Report for additional information relating to the Company’s properties.

ITEM 3. LEGAL PROCEEDINGS

     In the normal course of our business, we and/or our subsidiaries are named as defendants in suits filed in various state and federal courts. We believe that none of the litigation matters in which we, or any of our subsidiaries, are involved would have a material adverse effect on our consolidated financial condition or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF CENTEX (See Item 10 of Part III of this Report)

     The following is an alphabetical listing of the Company’s executive officers, as such term is defined under the rules and regulations of the Securities and Exchange Commission. All of these executive officers were elected by the Board of Directors of the Company at its Annual Meeting on July 19, 2001 to serve until the next Annual Meeting of Directors or until the respective successors are duly elected and qualified. There is no family relationship between any of these officers.

Name	Age	Positions with Centex or Business Experience

Leldon E. Echols	46	Executive Vice President and Chief Financial Officer of Centex Corporation since June 2000; Partner and employee at Arthur Andersen LLP from December 1978 to May 2000
Timothy R. Eller	53	President and Chief Operating Officer of Centex Corporation since April 2002; Executive Vice President of Centex Corporation since August 1998; Chairman of the Board and Chief Executive Officer of Centex Real Estate Corporation (Chairman of the Board since April 1998; Chief Executive Officer of Centex Real Estate Corporation since July 1991; President and Chief Operating Officer of Centex Real Estate Corporation from January 1990 to March 1998; Executive Vice President from July 1985 to January 1990)
Laurence E. Hirsch	56	Chairman of the Board and Chief Executive Officer of Centex Corporation (Chairman of the Board since July 1991; Chief Executive Officer since July 1988; President from March 1985 until July 1991)
Raymond G. Smerge	58	Executive Vice President, Chief Legal Officer, General Counsel and Secretary of Centex Corporation (Executive Vice President since July 1997; Chief Legal Officer since September 1985; General Counsel and Secretary since April 1993; Vice President from September 1985 to July 1997)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Stock Prices and Dividends

	Year Ended March 31, 2002			Year Ended March 31, 2001

	Price			Price

	High	Low	Dividends	High	Low	Dividends

Quarter
First	$45.98	$34.00	$.04	$25.81	$20.63	$.04
Second	$50.00	$28.03	$.04	$33.00	$22.38	$.04
Third	$58.80	$32.56	$.04	$40.00	$30.63	$.04
Fourth	$63.09	$51.25	$.04	$46.20	$35.38	$.04

Our common stock is traded on the New York Stock Exchange (ticker symbol CTX) and the London Stock Exchange. The approximate number of record holders of our common stock at May 31, 2002 was 3,344.

On November 30, 1987, we distributed as a dividend to our stockholders securities relating to Centex Development Company, L.P. (see Note (J) on pages 78-79 of this Report). Since this distribution, these securities have traded in tandem with, and as a part of, our common stock.

Amounts represent cash dividends per share paid by us on our common stock. 3333 Holding Corporation has paid no dividends on its common stock since its incorporation.

ITEM 6. SELECTED FINANCIAL DATA

Summary of Selected Financial Data (Unaudited)
(Dollars in thousands, except per share data)

	For the Years Ended March 31,

	2002	2001	2000	1999	1998

Revenues	$7,748,430	$6,710,735	$6,008,136	$5,200,666	$4,022,392
Net Earnings	$382,226	$281,977	$257,132	$231,962	$144,806
Total Assets	$8,985,455	$6,649,043	$3,987,903	$4,267,909	$3,333,382
Total Long-term Debt, Consolidated	$4,943,524	$3,040,861	$751,160	$284,299	$237,715
Total Debt, Consolidated	$5,276,779	$3,519,891	$1,313,395	$1,910,899	$1,390,588
Total Debt (with Financial Services reflected on the equity method)(1)	$1,791,752	$1,464,993	$898,068	$587,955	$311,538
Deferred Income Tax Asset	$76,167	$58,454	$49,907	$49,107	$147,607
Debt as a Percentage of Capitalization(2)
Total Debt, Consolidated	69.9%	65.5%	45.1%	57.6%	53.1%
Total Debt (with Financial Services reflected on the equity method)(1)	44.1%	44.1%	36.0%	29.5%	20.3%
Total Debt, Adjusted (with Financial Services reflected on the equity method)(3)	41.4%	43.3%	32.8%	26.9%	15.5%
Stockholders’ Equity	$2,116,773	$1,714,064	$1,419,349	$1,197,639	$991,172
Net Earnings as a Percentage of Beginning Stockholders’ Equity	22.3%	19.9%	21.5%	23.4%	17.3%
Per Common Share
Earnings Per Share — Basic	$6.31	$4.77	$4.34	$3.90	$2.45
Earnings Per Share — Diluted	$6.11	$4.65	$4.22	$3.75	$2.36
Cash Dividends	$.16	$.16	$.16	$.16	$.135
Book Value Based on Shares Outstanding at Year End	$34.60	$28.60	$24.14	$20.17	$16.65
Stock Prices
High	$63.09	$46.20	$42.88	$45.75	$40.75
Low	$28.03	$20.63	$17.50	$26.00	$16.75

On November 30, 1987, we distributed as a dividend to our stockholders securities relating to 3333 Holding Corporation and 3333 Development Corporation (See Note (J) on pages 78-79 of this Report). Since this distribution, those securities have traded in tandem with, and as a part of, our common stock.

(1)	Represents a supplemental presentation that reflects the financial services segment as if accounted for under the equity method, which we describe as the traditional business basis.

(2)	Capitalization is composed of Total Debt, Deferred Income Tax Liability, Negative Goodwill, Minority Interest and Stockholders’ Equity.

(3)	Represents supplemental information showing debt as a percentage of capitalization on a traditional business basis, assuming traditional unrestricted cash had been used to pay down debt.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL YEAR 2002 COMPARED TO FISCAL YEAR 2001

     We reported consolidated revenues of $7.75 billion for fiscal 2002, 15% above the $6.71 billion reported for fiscal 2001. Earnings before income taxes were $618.8 million, 42% more than the $436.3 million of earnings before income taxes reported last year. Net earnings for fiscal 2002 reached $382.2 million, a historical high and a 36% improvement over net earnings of $282.0 million in fiscal 2001. Earnings per share for fiscal 2002 were $6.31 and $6.11 for basic and diluted, respectively, compared to $4.77 and $4.65 for the prior year.

HOME BUILDING

     The following summarizes the results of our Home Building operations for the two-year period ended March 31, 2002 (dollars in millions, except per unit data):

	For the Years Ended March 31,

	2002		2001

Revenues	$4,984.8	100.0%	$4,356.2	100.0%
Cost of Sales	(3,713.4)	(74.5%)	(3,304.9)	(75.9%)
Selling, General & Administrative Expenses	(743.9)	(14.9%)	(625.9)	(14.3%)

Operating Earnings	$527.5	10.6%	$425.4	9.8%

Units Closed	22,960		20,659
% Change	11.1%		9.3%
Units Sales Price	$213,738		$205,913
% Change	3.8%		7.5%
Operating Earnings per Unit	$22,973		$20,594
% Change	11.6%		20.4%
Backlog Units	9,371		9,265
% Change	1.1%		22.2%

     Revenues increased 14.4% versus prior year, primarily due to the 11% increase in units closed, from 20,659 units to 22,960 units, and the 4% increase in average unit sales price, from $205,913 to $213,738.

     Selling, general and administrative expenses increased 19% to $743.9 million in fiscal 2002 compared to $625.9 million in fiscal 2001. The increase primarily relates to higher compensation resulting from growth in Home Building’s business and profitability.

     Operating earnings for fiscal 2002 increased as a percentage of revenues and on a per-unit basis in comparison to fiscal 2001 as a result of several factors. Home Building continued to focus on reducing costs and improving operating margins through the reduction of direct construction costs. Moderate interest rates and softness in the prices of several key building materials, including lumber, cement, and gypsum wallboard are some of the factors that influenced the improved performance of the Home Building operation. Additional factors that contributed to an improved operating margin include purchasing efficiencies through regional and national programs, higher realized sales prices for our homes and more efficient house designs.

     Centex Homes responded to the events of September 11, 2001 through increased marketing efforts, purchase incentives and price discounting. These activities helped stimulate demand, increase traffic to our neighborhoods and minimize unsold housing inventory. After a brief slowdown, the business has recovered and no long term impacts are anticipated.

FINANCIAL SERVICES

     The Financial Services segment consists primarily of home financing, sub-prime home equity lending and the sale of title and other insurance coverages. The following summarizes Financial Services’ results for the two-year period ended March 31, 2002 (dollars in millions):

	For the Years Ended March 31,

	2002	2001

Revenues	$699.8	$463.6

Interest Margin	$107.7	$31.2

Operating Earnings	$114.7	$19.7

Origination Volume	$14,537.9	$10,598.5

Number of Loans Originated
CTX Mortgage Company, L.L.C. —
Centex-built Homes	15,435	12,506
Non-Centex-built Homes	64,949	48,244

	80,384	60,750
Centex Home Equity Company, L.L.C.	26,955	26,418

	107,339	87,168

     Financial Services’ results are primarily derived from conforming mortgage banking and sub-prime home equity lending operations as described below.

Conforming Mortgage Banking

     The operating earnings of CTX Mortgage are derived primarily from the sale of mortgage loans, inclusive of all service rights and, to a lesser extent, net interest income and other fees. CTX Mortgage originates mortgage loans, holds them for a short period and sells them to investors and HSF-I. HSF-I is an unaffiliated entity that is not consolidated with Financial Services or Centex Corporation. HSF-I purchases mortgage loans, at closing, from CTX Mortgage with the proceeds from the issuance of securitized term debt, secured liquidity notes and five-year extendable subordinated certificates. The debt, interest income and interest expense of HSF-I are not reflected in the financial statements of Financial Services or Centex Corporation. For additional information regarding HSF-I, see “Certain Off-Balance-Sheet and Other Obligations” on pages 43-45 of this Report.

     CTX Mortgage’s operating earnings were $91.4 million for fiscal 2002, 169% higher than earnings of $34.0 million for fiscal 2001. The increase in CTX Mortgage’s operating earnings is primarily due to a significant increase in mortgage origination volume, including substantial mortgage refinancing activity, that was the result of lower mortgage rates in the first, second and third quarters of fiscal 2002 compared to the same periods last year. For the year ended March 31, 2002, originations totaled 80,384 compared to 60,750 originations last fiscal year; loan volume was $12.45 billion compared to $8.88 billion for last fiscal year; the per-loan profit was $1,137, an increase of 103% compared to $560 for last fiscal year; and total mortgage applications increased 8% to 76,532 from 70,642 applications for last fiscal year. The results of operations of CTX Mortgage depend to a significant extent on the level of interest rates. Any significant increases in mortgage rates above currently prevailing levels could adversely affect the volume of loan originations. There can be no assurance that mortgage rates will remain at the current level in the future.

     In the normal course of its activities, CTX Mortgage carries inventories of loans pending sale to investors other than HSF-I and earns an interest margin, that we define as the difference between interest revenue on mortgage loans held for sale or investment and interest expense on debt used to fund the mortgage loans. CTX Mortgage uses short-term mortgage warehouse facilities to finance these inventories of loans. CTX Mortgage’s interest income increased 9% in fiscal 2002 to $20.6 million from $18.9 million for last fiscal year. CTX Mortgage’s interest expense for fiscal 2002 was $14.2 million, a 22% decrease from $18.1 million for last year. The increase in CTX Mortgage’s interest margin from $0.8 million to $6.4 million was primarily due to increased origination volume resulting from an increase in refinancing activities and lower interest rates on borrowings.

Sub-Prime Home Equity Lending

     Home Equity returned to profitability after having begun to account for its securitizations completed subsequent to March 31, 2000 as borrowings rather than as sales, as discussed further below. Home Equity reported operating earnings of $25.1 million for fiscal 2002, as compared to an operating loss of $14.3 million for fiscal 2001. The increase in Home Equity’s operating earnings is primarily the result of an increase in interest margin to $101.3 million in fiscal 2002 from $30.3 million in fiscal 2001. Interest margin increased primarily as a result of an increase in the portfolio of mortgage loans held for investment.

     From October 1997 through March 2000, a majority of Home Equity’s loans originated were included in securitizations that utilized a structure that caused them to be accounted for as sales. The estimated gain on the sale of these loans was included in earnings during the period in which the securitization transaction closed. We changed the structure of securitizations beginning April 1, 2000. Securitizations since that time have been accounted for as borrowings. Under this structure, we record interest over the life of the loans using the interest, or actuarial, method. At March 31, 2002, the average life of these loans was 8 years. The mortgage loans receivable and the securitization debt remain on Home Equity’s balance sheet and the related interest margin is reflected in our income statement. Although the change in structure of the securitizations has no effect on the cash flow and profit recognized over the life of the mortgages, the change does affect the timing of profit recognition. Interest margin, rather than gain on sale of loans, is now Home Equity’s primary source of operating income. As the balance of securitizations accounted for as borrowings increases, the operating earnings should continue to increase. For the fiscal year ended March 31, 2002, originations totaled 26,955 compared to 26,418 originations for last fiscal year; loan volume was $2.09 billion compared to $1.72 billion for last fiscal year; and total applications increased 16% to 172,498 from 148,702 applications for last fiscal year.

     At March 31, 2002, Home Equity’s total servicing portfolio consisted of 62,833 loans totaling $4.37 billion compared to 49,717 loans totaling $3.27 billion at March 31, 2001. For fiscal 2002, service fee income related to this long-term servicing, which is not included in interest income, was $38.2 million compared to $25.9 million for fiscal 2001.

Allowance for Losses

     Home Equity maintains an allowance for losses at an amount that it believes is sufficient to provide for losses in the existing residential mortgage loans held for investment. We evaluate the allowance on an aggregate basis considering, among other things, the relationship of the allowance to residential mortgage loans held for investment and historical credit losses. The allowance reflects our judgment of the present loss exposure at the end of the reporting period.

     We establish an allowance for losses when we believe the event causing the loss has occurred by charging the provision for losses in the statement of consolidated earnings. When we determine that a residential mortgage loan held for investment is uncollectible, it is charged against the allowance for losses.

     Recoveries on losses previously charged to the allowance are credited to the allowance at the time the recovery is collected.

     Although we consider the allowance for losses on residential mortgage loans held for investment reflected in our consolidated balance sheet at March 31, 2002 to be adequate, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses. This allowance may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries.

     Changes in the allowance for losses on residential mortgage loans held for investment were as follows (dollars in thousands):

	For the Years Ended March 31,

	2002	2001

Balance at Beginning of Period	$2,814	$—
Provision for Losses	17,415	4,453
Recoveries on Loans Charged Off	259	11
Losses Sustained	(6,382)	(1,650)

Balance at End of Period	$14,106	$2,814

Allowance for Losses to Residential Mortgage Loans
Held for Investment	0.4%	0.2%
90+ Days Contractual Delinquency
Total Dollars Delinquent	$83,490	$28,013
% Delinquent	2.55%	1.58%

     The allowance for losses on residential mortgage loans held for investment has increased to $14.1 million at March 31, 2002 from $2.8 million at March 31, 2001. In addition, the ratio of allowance for losses to residential mortgage loans held for investment, or the allowance ratio, increased to 0.4% at March 31, 2002 from 0.2% at March 31, 2001. Prior to April 2000, the residential mortgage loans were recorded as sales and anticipated future credit losses were considered in valuing the MSRI. As a result, no allowance for losses was necessary. After April 2000, we began recording residential mortgage loans held for investment on the balance sheet, as previously discussed, and, accordingly, began recording an allowance for losses based on management’s judgment of loss exposure. The increase in the allowance for losses occurred primarily because the amount of the residential mortgage loans held for investment increased and the residential mortgage loan portfolio continued to mature. As the age and size of the residential mortgage loan portfolio continues to mature and grow, we expect the balance in the allowance for losses and the allowance ratio to continue to increase.

CONSTRUCTION PRODUCTS

     The following summarizes Construction Products’ results for the two-year period ended March 31, 2002 (dollars in millions):

	For the Years Ended March 31,

	2002	2001

Revenues	$471.1	$441.1
Interest Income	2.5	6.7
Cost of Sales and Expenses	(392.2)	(341.8)
Selling, General & Administrative Expenses	(5.5)	(6.6)

Operating Earnings *	$75.9	$99.4

* Before Minority Interest of $20.8 million and $32.4 million for fiscal 2002 and 2001, respectively.

     Construction Products’ revenues were 7% higher than the same period last year. This increase was primarily the result of an increase in cement and paperboard revenues and from a full year of sales at the Oklahoma wallboard plant that was acquired in November 2000 as discussed below. Sales volume improved for every product except concrete. However, pricing for gypsum wallboard fell 20% compared to the prior year. For the current year, Construction Products’ operating earnings, net of minority interest, represented a 24% decrease from results for the same period a year ago. Operating earnings declined primarily as a result of an 83% decrease in gypsum wallboard earnings resulting from the previously discussed decline in gypsum wallboard prices. During the first two quarters of fiscal 2002, gypsum wallboard pricing declined primarily as a result of excess supply. However, gypsum wallboard prices rebounded in the third and fourth quarters of fiscal 2002, softening the negative impact on earnings.

     During November 2000, Construction Products purchased selected strategic assets summarized below, and assumed certain liabilities. The purchase price, including the assumption of debt, was approximately $442 million. Funding came from cash on hand and borrowings under Construction Products’ $325 million senior credit facility. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the underlying assets acquired and liabilities assumed based on their fair market values at the date of the acquisition. The results of operations of the asset purchase since November 10, 2000 are included in Construction Products’ financial information.

     The principal assets Construction Products acquired in November 2000 were: a gypsum wallboard plant located in Duke, Oklahoma with a production capacity of 1.1 billion square feet of wallboard; a short line railroad and railcars linking the Duke plant to adjacent railroads; a recently completed 220,000 ton-per-year lightweight recycled paper mill in Lawton, Oklahoma; a 50,000 ton-per-year Commerce City (Denver), Colorado recycled paper mill; and three recycled paper fiber collection sites. The Commerce City, Colorado paperboard mill was idled on April 23, 2001. The idled facility was recorded at its estimated net realizable value of $5.0 million at the purchase date, which approximates current fair market value. The paper operations are headquartered in Lawton, Oklahoma and focus primarily on the gypsum wallboard paper business.

CONSTRUCTION SERVICES

     The following summarizes Construction Services’ results for the two-year period ended March 31, 2002 (dollars in millions):

	For the Years Ended March 31,

	2002	2001

Revenues	$1,296.0	$1,290.4

Operating Earnings	$36.2	$30.9

New Contracts Executed	$1,455.0	$1,930.1

Backlog of Uncompleted Contracts	$2,180.3	$2,021.7

     Construction Services’ revenues for fiscal 2002 were 0.4% higher than last year’s revenues. Operating earnings for the group improved in fiscal 2002 as a result of a continuing shift in recent years to higher-margin negotiated projects from lower-margin bid work. New Contracts Executed decreased 25% from prior year and Backlog of Uncompleted Contracts increased 8% in fiscal 2002, primarily due to uncertainties in the marketplace following the events of September 11, 2001. We do not anticipate any long term impact from these events.

     The Construction Services segment provided a positive average annual net cash flow in excess of our investment in the segment of $121.5 million in fiscal 2002 and $97.8 million in fiscal 2001.

INVESTMENT REAL ESTATE

     The following summarizes Investment Real Estate’s results for the two-year period ended March 31, 2002 (dollars in millions):

	For the Years Ended March 31,

	2002	2001

Revenues	$72.4	$33.0

Operating Earnings	$48.1	$50.9

     Included in Investment Real Estate’s fiscal 2002 revenues and operating earnings was $18.7 million derived from its investment in Centex Development Company compared to $4.6 million in fiscal 2001. As noted in Note (J) on pages 78-79 of this Report, the investment in Centex Development Company is not consolidated and is accounted for on the equity method of accounting because we do not control Centex Development Company. Property sales related to Investment Real Estate’s nominally-valued assets contributed revenues and operating earnings of $47.9 million and $35.8 million, respectively, in fiscal 2002 and $24.6 million and $13.6 million, respectively, in fiscal 2001. These nominally-valued assets resulted from the acquisition of Vista Properties, Inc., or Vista, and subsequent combination with Centex Real Estate Corporation. The Vista portfolio of properties was reduced to a nominal “book basis” after recording certain deferred tax benefits related to the combination. The timing of land sales is uncertain and can vary significantly from period to period.

     Fiscal 2002 operating earnings from Investment Real Estate totaled $48.1 million compared to $50.9 million in the prior year. During fiscal 2001, we disposed of virtually all of the remaining Vista portfolio. As a result, the remaining negative goodwill was fully accreted in fiscal 2001.

     The largest component of Centex Development Company is its International Home Building segment, which operates through Fairclough Homes Group Limited, or Fairclough, a London, England-based homebuilder. Investment Real Estate’s investment in Fairclough, through Centex Development Company, resulted in revenues and operating earnings of $12.3 million in fiscal 2002 and an operating loss of $34,000 in fiscal 2001. The increase in Fairclough’s operating earnings was primarily due to the fact that the obligation to pay a preferred distribution on certain preference shares, issued when Centex Development Company acquired Fairclough, ended at the end of fiscal 2001. For fiscal 2002 and 2001, Fairclough closed 1,387 units at an average sales price per unit of $204,251 and 1,243 units at an average sales price per unit of $203,587, respectively. Operating earnings per unit, before interest, were $10,358 and $6,339 for fiscal 2002 and 2001, respectively.

OTHER

     Our manufactured homes operations and our home services operations are not material for purposes of segment reporting and have therefore been included in Other for reporting purposes.

     Our manufactured homes operations had an operating loss of $0.9 million for fiscal 2002 versus a loss of $26.1 million for fiscal 2001. The fiscal 2001 loss is primarily due to a noncash charge of $19.2 million. This charge primarily was comprised of $9.5 million for the impairment of goodwill related to the manufactured homes’ retail operations and $6.5 million related to the idling of two manufacturing facilities. The charge for impairment was the result of continued losses in the retail division which are consistent with trends of losses recognized throughout this industry. We plan to keep these plants idled until the return of more favorable market conditions.

     Our home services operations reported operating earnings of $4.0 million for fiscal 2002 compared to operating earnings of $1.1 million for fiscal 2001. The increase in operating earnings primarily relates to growth in the pest and lawn operations.

     Corporate general and administrative expense increased 36% to $50.2 million in fiscal 2002 compared to $36.9 million in fiscal 2001. The increase primarily relates to higher compensation resulting from growth in our profitability. Corporate general and administrative expenses represent compensation and other costs not identifiable with a specific segment.

     Interest expense increased 17% to $115.8 million in fiscal 2002 compared to $99.1 million in fiscal 2001. Higher average debt levels, partially offset by lower interest rates, caused most of the increase in interest expense.

     Our effective tax rate increased to 38% in fiscal 2002 from 35% in fiscal 2001. The increase in state income taxes and the absence of negative goodwill accretion in fiscal 2002 primarily caused this increase.

FISCAL YEAR 2001 COMPARED TO FISCAL YEAR 2000

     We reported consolidated revenues of $6.7 billion for fiscal 2001, 12% above the $6.0 billion for fiscal 2000. Earnings before income taxes were $436.3 million, 5% more than the $416.9 million of earnings before income taxes reported last year. Net earnings for fiscal 2001 reached $282.0 million, a historical high and a 10% improvement over net earnings of $257.1 million in fiscal 2000. Earnings per share for fiscal year 2001 were $4.77 and $4.65 for basic and diluted, respectively, compared to $4.34 and $4.22 for the prior year.

HOME BUILDING

     The following summarizes Home Building’s results for the two-year period ended March 31, 2001 (dollars in millions, except per unit data):

	For the Years Ended March 31,

	2001		2000

Revenues	$4,356.2	100.0%	$3,686.8	100.0%
Cost of Sales	(3,304.9)	(75.9%)	(2,852.3)	(77.3%)
Selling, General & Administrative Expenses	(625.9)	(14.3%)	(511.3)	(13.9%)

Operating Earnings	$425.4	9.8%	$323.2	8.8%

Units Closed	20,659		18,904
% Change	9.3%		27.8%
Unit Sales Price	$205,913		$191,568
% Change	7.5%		3.2%
Operating Earnings per Unit	$20,594		$17,098
% Change	20.4%		4.4%
Backlog Units	9,265		7,579
% Change	22.2%		12.0%

     Revenues increased 18.2% versus prior year, primarily due to the 9% increase in units closed, from 18,904 units to 20,659 units, and the 7% increase in average unit sales price, from $191,568 to $205,913.

     Selling, general and administrative expense increased 22% to $625.9 million in fiscal 2001 compared to $511.3 million in fiscal 2000. The increase primarily relates to higher compensation resulting from growth in Home Building’s business and profitability.

     Operating earnings for fiscal 2001 increased as a percentage of revenues and on a per-unit basis in comparison to fiscal 2000 as a result of the division’s continued focus on improving operating margins. Moderate interest rates and softness in the prices of several key building materials, including lumber, cement, and gypsum wallboard are some of the major factors that influenced the improved performance of the Home Building operation. Additional factors that contributed to an improved operating margin include purchasing efficiencies, higher organizational and operating productivity, higher realized sales prices for our homes and more efficient house designs.

     The increase in average unit sales price of $14,345 to $205,913 was due primarily to a higher proportion of sales in California, Colorado and South Carolina.

FINANCIAL SERVICES

     The following summarizes Financial Services’ results for the two-year period ended March 31, 2001 (dollars in millions):

	For the Years Ended March 31,

	2001	2000

Revenues	$463.6	$430.6

Interest Margin	$31.2	$21.7

Operating Earnings	$19.7	$32.5

Origination Volume	$10,598.5	$9,459.7

Number of Loans Originated
CTX Mortgage Company, L.L.C. —
Centex-built Homes	12,506	10,958
Non-Centex-built Homes	48,244	48,301

	60,750	59,259
Centex Home Equity Company, L.L.C.	26,418	20,568
Centex Finance Company (closed during fiscal 2000)	—	681

	87,168	80,508

     Financial Services’ revenues for fiscal 2001 increased $33.0 million from the prior year. Gains on sales of mortgage loans receivable, a component of Financial Services’ revenues, decreased to $180.8 million, or 28%, for fiscal 2001 from $249.6 million for fiscal 2000. This decline is primarily due to the change in the structure of securitizations completed by Home Equity.

Conforming Mortgage Banking

     CTX Mortgage’s operating earnings totaled $34.0 million for fiscal 2001, slightly higher than the $33.9 million reported for fiscal 2000. Operating earnings were unchanged primarily as a result of increased mortgage originations in the fourth quarter, which offset lower origination volume earlier in the year. CTX Mortgage generally will experience increased mortgage origination volume with decreased prevailing mortgage rates. Mortgage originations for fiscal 2001 totaled 60,750 compared to 59,259 originations for fiscal 2000. The per-loan profit for fiscal 2001 was $560, slightly lower than $573 for fiscal 2000. CTX Mortgage’s total mortgage applications for fiscal 2001 increased 20% to 70,642 from 59,094 applications for fiscal 2000.

     Until the third quarter of fiscal 2000, substantially all of the mortgage loans generated by CTX Mortgage were sold forward upon closing and subsequently delivered to third-party purchasers within approximately 60 days thereafter. In mid-March 2000, CTX Mortgage began to sell the majority of its mortgage loans to HSF-I. This arrangement is discussed in more detail in the Financial Condition and Liquidity section below.

     In the normal course of its activities, CTX Mortgage carries inventories of loans pending sale and earns an interest margin on those loans. CTX Mortgage’s interest income decreased 65% in fiscal 2001 to $18.9 million from $54.7 million for fiscal 2000. CTX Mortgage’s interest expense for fiscal 2001 was $18.1 million, a 58% decrease from $43.5 million for fiscal 2000. The decrease in CTX Mortgage’s net interest income was primarily due to the reduction in its inventory of loans because of the sales arrangement with HSF-I.

Sub-Prime Home Equity Lending

     Home Equity reported an operating loss of $14.3 million for fiscal 2001, compared to operating earnings of $2.7 million for fiscal 2000. As discussed below, this decline primarily resulted from accounting for the $1.6 billion in securitizations in fiscal 2001 as borrowings rather than as sales.

     Home Equity’s mortgage originations for fiscal 2001 were 26,418, a 28% increase over 20,568 originations for fiscal 2000. Loan volume for fiscal 2001 was $1.72 billion, a 30% improvement over fiscal 2000’s volume of $1.32 billion. Loan volume for fiscal 2001 was favorably impacted by the opening of new operating locations during the last quarters of fiscal 2000, the addition of the correspondent channel, and increased efficiency and overall activity. Home Equity’s mortgage applications totaled 148,702 for fiscal 2001, an increase of 17% over the 127,450 applications for fiscal 2000.

     Substantially all of the mortgage loans produced by Home Equity are securitized, generally on a quarterly basis. During fiscal 2001, Home Equity completed securitizations totaling $1.6 billion, compared to $1.3 billion for the prior year. Home Equity retains the servicing rights associated with these securitized loans and is the long-term servicer of these loans. For fiscal 2001, servicing fee revenue was $25.9 million, an increase of $11.4 million, or 79%, over fiscal 2000’s service fee revenue of $14.5 million. At March 31, 2001, Home Equity’s servicing portfolio was $3.3 billion.

     From October 1997 through March 2000, a majority of Home Equity’s loans originated were included in securitizations that utilized a structure that caused them to be accounted for as sales. The estimated gain on the sale of these loans was included in earnings during the period in which the securitization transaction closed. We changed the structure of securitizations beginning April 1, 2000. Securitizations since that time have been accounted for as borrowings. Under this structure, we record interest over the life of the loans using the interest, or actuarial, method. The mortgage loans receivable and the securitization debt remain on Home Equity’s balance sheet and the related interest margin is reflected in our income statement. Although the change in structure of the securitizations resulting in the transaction being accounted for as borrowings will have no effect on the profit recognized over the life of the mortgages, the change does affect the timing of profit recognition. The impact was to reduce Home Equity’s fiscal 2001 pretax earnings by $45.6 million from the amount it would have reported if the securitizations had been accounted for as sales. Home Equity intends to continue to utilize transaction structures that require that its future loan originations be reflected as loans receivable on our balance sheet and the interest income and interest expense associated with this loan portfolio be reflected on our income statement. Consequently, net interest income, rather than gain on sale of loans, as in past years, will be Home Equity’s primary source of operating income. Primarily as a result of this change, Home Equity’s interest income increased 266% in fiscal 2001 to $104.9 million from $28.7 million for fiscal 2000, and interest expense for fiscal 2001 was $74.5 million, a 312% increase from $18.1 million for fiscal 2000. Therefore, Home Equity’s net interest income increased 187% in fiscal 2001 to $30.4 million from $10.6 million for the prior year.

Allowance for Losses

     Home Equity maintains an allowance for losses at an amount that it believes is sufficient to provide for losses in the existing residential mortgage loans held for investment. We evaluate the allowance on an aggregate basis considering, among other things, the relationship of the allowance to residential mortgage loans held for investment and historical credit losses. The allowance reflects our judgment of the present loss exposure at the end of the reporting period.

     We establish an allowance for losses when we believe the event causing the loss has occurred by charging the provision for losses in the statement of consolidated earnings. When we determine that a residential mortgage loan held for investment is uncollectible, it is charged against the allowance for losses. Recoveries on losses previously charged to the allowance are credited to the allowance at the time the recovery is collected.

     Although we consider the allowance for losses on residential mortgage loans held for investment reflected in our consolidated balance sheet at March 31, 2001 to be adequate, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses. This allowance may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries.

     Prior to April 1, 2000, Home Equity’s residential mortgage loans were recorded as sales and anticipated future credit losses were included in the securitization transaction. As a result, no allowance for loss was necessary. After April 2000, we began originating residential mortgage loans held for investment and, accordingly, began recording an allowance for losses based on management’s judgment of loss exposure. During fiscal 2001 we recorded a provision for losses of $4.5 million, recoveries on loans charged off of $11,000 and losses sustained of $1.7 million. The allowance for losses on mortgage loans held for investment at March 31, 2001 was $2.8 million.

CONSTRUCTION PRODUCTS

     The following summarizes Construction Products’ results for the two-year period ended March 31, 2001 (dollars in millions):

	For the Years Ended March 31,

	2001	2000

Revenues	$441.1	$470.5
Interest Income	6.7	3.7
Cost of Sales and Expenses	(341.8)	(299.3)
Selling, General & Administrative Expenses	(6.6)	(6.2)

Operating Earnings *	$99.4	$168.7

* Before Minority Interest of $32.4 million and $63.8 million in fiscal 2001 and 2000, respectively.

     Construction Products’ revenues were 6% lower than the same period last year. This decline is primarily the result of a decrease in wallboard prices, which was somewhat offset by the acquisition discussed below. For the current year, Construction Products’ operating earnings, excluding minority interest, represented a 41% decrease from results for the same period a year ago. Operating earnings declined as a result of a 75% decrease in gypsum wallboard earnings. Sales volume improved for every product; however, pricing for gypsum wallboard fell 41% compared to the prior year. During fiscal 2001, pricing continued to decline primarily as a result of excess supply. If these market conditions persist, management expects it would negatively impact future results.

     During November 2000, Construction Products purchased selected strategic assets summarized below, and assumed certain liabilities. The purchase price, including the assumption of debt, was approximately $442 million. Funding came from cash on hand and borrowings under Construction Products’ new $325 million senior credit facility. The acquisition has been accounted for as a purchase, and accordingly, the purchase price was allocated to the underlying assets acquired and liabilities assumed based on their fair market values at the date of the acquisition. The results of operations of the asset purchase since November 10, 2000 are included in Construction Products’ financial information.

     The principal assets Construction Products acquired in November 2000 were: a gypsum wallboard plant located in Duke, Oklahoma with a production capacity of 1.1 billion square feet of wallboard; a short line railroad and railcars linking the Duke plant to adjacent railroads; a recently completed 220,000 ton-per-year lightweight recycled paper mill in Lawton, Oklahoma; a 50,000 ton-per-year Commerce City (Denver), Colorado recycled paper mill; and three recycled paper fiber collection sites. The Commerce City, Colorado paperboard mill was idled on April 23, 2001. The idled facility was recorded at its estimated net realizable value of $5.0 million at the purchase date. The paper operations are headquartered in Lawton, Oklahoma and focus primarily on the gypsum wallboard paper business.

CONSTRUCTION SERVICES

     The following summarizes Construction Services’ results for the two-year period ended March 31, 2001 (dollars in millions):

	For the Years Ended March 31,

	2001	2000

Revenues	$1,290.4	$1,205.8

Operating Earnings	$30.9	$23.5

New Contracts Executed	$1,930.1	$1,650.9

Backlog of Uncompleted Contracts	$2,021.7	$1,382.0

     Construction Services’ revenues for fiscal 2001 were 7% higher than last year’s revenues. Operating earnings for the group improved in fiscal 2001 as a result of a continuing shift in recent years to higher-margin negotiated projects from lower-margin bid work. The increase in New Contracts Executed and Backlog of Uncompleted Contracts was primarily the result of a $320 million contract awarded in the fourth quarter of fiscal 2001.

     The Construction Services segment provided a positive average annual net cash flow in excess of our investment in the segment of $97.8 million in fiscal 2001 and $102.2 million in fiscal 2000.

INVESTMENT REAL ESTATE

     The following summarizes Investment Real Estate’s results for the two-year period ended March 31, 2001 (dollars in millions):

	For the Years Ended March 31,

	2001	2000

Revenues	$33.0	$30.9

Operating Earnings	$50.9	$30.1

     Fiscal 2001 operating earnings from Investment Real Estate totaled $50.9 million compared to $30.1 million in the prior year. Property sales related to Investment Real Estate’s nominally-valued assets contributed operating margins of $13.6 million in fiscal 2001 and $19.6 million in fiscal 2000. The timing of land sales is uncertain and can vary significantly from period to period.

     During fiscal 2001, we disposed of virtually all the remaining Vista portfolio. As a result, negative goodwill was fully accreted. For fiscal 2001 and 2000, we recorded total negative goodwill accretion of $50.8 million and $16 million, respectively.

     Included in Investment Real Estate’s fiscal 2001 revenues and operating earnings was $4.6 million derived from its investment in Centex Development Company. Fiscal 2000 revenues and operating earnings included $456,000 derived from its investment in Centex Development Company. Investment Real Estate’s investment in Fairclough, through Centex Development Company, resulted in an operating loss of $34,000 in fiscal 2001 compared to operating earnings of $3.7 million in fiscal 2000. The decrease in operating earnings occurred primarily because of a decline in unit completions resulting principally from the repositioning of Fairclough’s land inventory and the buildout of communities that were developed under previous ownership, offset slightly by higher sales prices. For fiscal 2001 and 2000, Fairclough closed 1,243 units at an average sales price per unit of $203,587 and 1,707 units at an average sales price per unit of $192,763, respectively. Operating earnings per unit (before interest) were $6,339 and $12,910 for fiscal 2001 and 2000, respectively.

OTHER

     Our manufactured homes operations and our home services operations are not material for the purposes of segment reporting and have therefore been included in Other for reporting purposes.

     The operating earnings of our manufactured homes operations decreased $33.4 million, primarily due to a $19.2 million noncash charge recorded in fiscal 2001. This charge primarily was comprised of $9.5 million for the impairment of goodwill related to the retail operations and $6.5 million related to the idling of two manufacturing facilities. The charge for the impairment of goodwill was the result of continued losses in the retail division that are consistent with trends of losses recognized throughout this industry.

     Our home services operations reported operating earnings of $1.1 million for fiscal 2001 compared to an operating loss of $2.3 million in fiscal 2000. The increase in operating earnings from fiscal 2000 to fiscal 2001 primarily relates to growth in the pest division.

     Corporate general and administrative expense increased 12% to $36.9 million in fiscal 2001 compared to $33.0 million in fiscal 2000. This increase primarily relates to higher compensation resulting from growth in our profitability. Corporate general and administrative expenses represent compensation and other costs not identifiable with a specific segment.

     Interest expense increased 48% to $99.1 million in fiscal 2001 compared to $66.8 million in fiscal 2000. Higher average debt levels primarily caused the increase in interest expense.

     Our effective tax rate decreased to 35% in fiscal 2001 from 38% in fiscal 2000. The increase in negative goodwill accretion primarily caused this decrease.

FINANCIAL CONDITION AND LIQUIDITY

     At March 31, 2002 we had cash and cash equivalents of $219.7 million, including $27.1 million in Financial Services and $8.6 million belonging to our 65.2%-owned Construction Products subsidiary. The net cash used in or provided by the operating, investing and financing activities for the fiscal years ended March 31, 2002, 2001 and 2000 is summarized below (dollars in thousands):

	For the Years Ended March 31,

	2002	2001	2000

Net cash provided by (used in):
Non-Financial Services *
Operating activities	$(104,692)	$116,365	$13,644
Investing activities	(129,725)	(623,591)	(164,894)
Financing activities	381,021	433,512	204,260

	146,604	(73,714)	53,010

Financial Services
Operating activities	185,678	107,320	847,987
Investing activities	(1,506,994)	(1,801,278)	(27,730)
Financing activities	1,336,676	1,689,571	(843,094)

	15,360	(4,387)	(22,837)

Net increase (decrease) in cash	$161,964	$(78,101)	$30,173

*	Non-Financial Services is the combination of all subsidiaries other than those included in the Financial Services business segment.

     We generally fund our Non-Financial Services operating and other short-term needs through cash from operations, borrowings from commercial paper and other short-term credit arrangements and the issuance of medium-term notes and other debt securities. During fiscal 2002 cash was primarily used in Non-Financial Services-Operating Activities to finance increases in housing inventories relating to the increased level of sales and resulting units under construction during the year and for the acquisition of land for development. The funds provided by Non-Financial Services-Financing Activities included new debt used to fund the increased homebuilding activity.

     We generally fund our Financial Services operating and other short-term needs through cash flows from operations, credit facilities, securitizations and proceeds from the sale of mortgage loans to HSF-I, as described below. During fiscal 2002 cash was primarily used in Financial Services-Investing Activities to finance increases in residential mortgage loans held for investment. The funds provided by Financial Services-Financing Activities included new debt used to fund the increased residential mortgage loan activity.

     Centex Corporation currently has an investment grade credit rating from each of the principal credit rating agencies. Our ability to finance our activities on favorable terms is dependent to a significant extent on whether we are able to maintain our investment-grade credit rating. We attempt to manage our debt levels in order to maintain an investment-grade rating. If, however, our debt rating were downgraded to below investment grade, we would not have access to the commercial paper markets and might need to draw on existing committed backup facilities, which exceed our commercial paper program size.

     Our existing credit facilities and available capacity as of March 31, 2002 are summarized below (dollars in thousands):

	Existing Credit	Available
	Facilities	Capacity

Non-Financial Services
Centex Corporation
Multi-Bank Revolving Credit Facility	$600,000	$600,000	(1)
Uncommitted Bank Lines	60,000	60,000
Construction Products
Senior Revolving Credit Facility	275,000	112,000	(2)
Annually Renewable Commercial Paper Conduit	50,000	31,370	(2)

	985,000	803,370

Financial Services
Unsecured Credit Facilities	145,000	125,000	(3)
Secured Credit Facilities	547,000	364,312	(4)
Harwood Street Funding II, L.L.C. Facility	1,000,000	897,417
Line of Credit	14,250	4,896	(5)

	1,706,250	1,391,625

	$2,691,250	$2,194,995	(6)

(1)	This is a committed, multi-bank revolving credit facility, maturing in August 2005, which serves as backup for commercial paper borrowings. As of March 31, 2002, there were no borrowings under this facility, and our $500 million commercial paper program had no outstanding borrowings. Beginning May 31, 2002, this facility increased to $700 million. We have not borrowed under this facility since its inception.

(2)	These committed facilities were entered into by Construction Products and have no recourse to Centex Corporation. The Senior Revolving Credit Facility matures in November 2003 and the Annually Renewable Commercial Paper Conduit matures in June 2002.

(3)	Financial Services maintains a $20 million uncommitted facility, which is allocated evenly between CTX Mortgage and Home Equity. All borrowings under this facility are guaranteed by Centex Corporation. Centex Corporation, CTX Mortgage and Home Equity on a joint and several basis share in a $125 million uncommitted, unsecured credit facility.

(4)	CTX Mortgage and Home Equity share in $200 million of committed and $242 million of uncommitted secured credit facilities to finance mortgage inventory. CTX Mortgage maintains $105 million of committed secured mortgage warehouse facilities maturing in October 2002 to finance mortgages not sold to HSF-I. Centex Corporation has guaranteed $11.5 million of these facilities.

(5)	The United Kingdom mortgage operation maintains a £10 million uncommitted unsecured line of credit guaranteed by Centex Corporation.

(6)	The amount of available capacity includes $342 million of uncommitted borrowings. Although we believe that this capacity is currently available, there can be no assurance that the lenders under the applicable facilities would elect to make advances to Centex Corporation or its subsidiaries if and when requested to do so.

     CTX Mortgage finances its inventory of mortgage loans principally through sales of Jumbo “A” and Conforming loans to HSF-I. These mortgage loans are sold pursuant to a mortgage loan purchase agreement that expires in November 2004, subject to certain renewal options. HSF-I acquires mortgage loans from CTX Mortgage, holds them for a period averaging between 45 and 60 days and then resells them into the secondary market. HSF-I obtains the funds needed to purchase eligible mortgage loans from CTX Mortgage by issuing investment grade senior debt obligations and subordinated certificates. The purpose of this arrangement is to allow CTX Mortgage to reduce the cost of financing the mortgage loans originated by it and to improve its liquidity. For additional information regarding HSF-I, see “Certain Off-Balance-Sheet and Other Obligations” on pages 43-45 of this Report.

     Home Equity finances its inventory of mortgage loans through HSF-II, a wholly-owned, consolidated entity, under a revolving sales agreement that expires February 2006 with certain renewal options. This arrangement, where HSF-II has committed to finance all eligible loans, gives Home Equity daily access to HSF-II’s capacity of $1.0 billion. HSF-II obtains funds through the sale of five-year subordinated notes, that are rated BBB by Standard & Poor’s, or S&P, Baa2 by Moody’s Investors Service, or Moody’s, and BBB by Fitch Ratings, or Fitch, and short-term secured liquidity notes, that are rated A1+ by S&P, P1 by Moody’s and F1+ by Fitch. Because HSF-II is a consolidated entity, the debt, interest income and interest expense of HSF-II are reflected on the financial statements of Financial Services and Centex Corporation.

     Under our debt covenants, we are required to maintain certain leverage and interest coverage ratios and a minimum tangible net worth. At March 31, 2002, we were in compliance with all of these covenants.

     As of March 31, 2002 our short-term debt was $333.2 million, approximately $314.6 million of which was applicable to Financial Services and $18.6 million of which was applicable to Construction Products. Excluding Financial Services and Construction Products, our short-term borrowings are generally financed at prevailing market interest rates from our commercial paper programs and from uncommitted bank facilities.

Our outstanding debt as of March 31, 2002 was as follows (dollars in thousands) (1):

Non-Financial Services:
Short-Term Notes Payable	$18,630
Senior Debt:
Medium-Term Note Programs, 2.45% to 7.95%, due through 2007	418,000
Long-Term Notes, 6.40% to 9.75%, due through 2012	962,892
Other Indebtedness, weighted-average 3.98%, due through 2027	192,753
Subordinated Debt:
Subordinated Debentures, 7.38%, due in 2006	99,845
Subordinated Debentures, 8.75%, due in 2007	99,632

1,791,752

Financial Services:
Short-Term Debt:
Short-Term Bank Notes Payable	92,109
Harwood Street Funding II, L.L.C. Secured Liquidity Notes	102,583
Other Short-Term Debt	119,933
Home Equity Loans Asset-Backed Certificates, 2.91% to 8.48%, due through 2033	3,120,402
Harwood Street Funding II, L.L.C. Variable Rate Subordinated Notes, due through 2007	50,000

3,485,027

Total	$5,276,779

(1)	Our principal business segments, especially homebuilding operations, are cyclical and are particularly affected by changes in local economic conditions and in long-term and short-term interest rates. As a result, certain of the borrowings described in the table above vary on a seasonal basis and depend on the working capital needs of our operations.

     Financial Services debt related to securitized residential mortgage loans structured as collateralized borrowings (Home Equity Loans Asset-Backed Certificates) was $3.1 billion at March 31, 2002. The principal and interest on these notes are paid using the cash flow from the underlying residential mortgage loans, which serve as collateral for the debt. Accordingly, the timing of the principal payments on these notes is dependent upon the payment received on the underlying residential mortgage loans. The expected maturities of this component of long-term debt are based on contractual maturities adjusted for projected repayments and prepayments of principal. Maturities of Non-Financial Services and Financial Services long-term debt (in thousands) during the next five fiscal years are:

	Non-Financial	Financial
	Services	Services	Total

2003	$179,831	$747,361	$927,192
2004	193,605	636,472	830,077
2005	30,474	452,745	483,219
2006	325,249	407,717	732,966
2007	290,541	379,622	670,163
Thereafter	753,422	546,485	1,299,907

	$1,773,122	$3,170,402	$4,943,524

     We lease certain office facilities and other equipment under operating leases. Future minimum payments under the noncancelable leases are as follows: 2003 — $50.2 million; 2004 — $42.3 million; 2005 — $34.0 million; 2006 — $25.5 million; 2007 — $20.3 million and thereafter — $68.6 million.

CERTAIN OFF-BALANCE-SHEET AND OTHER OBLIGATIONS

     The following is a summary of certain off-balance-sheet arrangements and other obligations and their possible effects on our liquidity and capital resources.

Harwood Street Funding I, L.L.C.

     HSF-I is an entity established in July 1999 that is not one of our affiliates and is not consolidated with Financial Services or Centex Corporation. Since December 1999 CTX Mortgage has sold substantially all of the Jumbo “A” and Conforming mortgage loans that it originates to HSF-I in accordance with the HSF-I Purchase Agreement. When HSF-I acquires these loans, it typically holds them for a period averaging between 45 and 60 days and then resells them into the secondary market. HSF-I obtains the funds needed to purchase eligible mortgage loans from CTX Mortgage by issuing (1) securitized term debt that is currently rated “AAA” by S&P and “Aaa” by Moody’s, (2) short-term secured liquidity notes that are currently rated “A1+” by S&P and “P1” by Moody’s and (3) five year extendable subordinated certificates maturing in November 2004 that are rated “BBB” by S&P and “Baa2” by Moody’s. This arrangement provides CTX Mortgage with reduced financing cost for eligible mortgage loans it originates and improves its liquidity.

     Under the terms of the HSF-I Purchase Agreement, CTX Mortgage may elect to sell to HSF-I, and HSF-I is obligated to purchase from CTX Mortgage, mortgage loans that satisfy certain eligibility criteria and portfolio requirements. The maximum amount of mortgage loans that HSF-I is allowed to carry in its inventory under the HSF-I Purchase Agreement is limited to $2.0 billion.

     The HSF-I Purchase Agreement currently has a term expiring in November 2004, subject to certain renewal options. In addition, HSF-I’s commitment to purchase eligible mortgage loans is subject to termination upon the occurrence of certain events of default and other termination events described in the HSF-I Purchase Agreement, including a downgrade in Centex Corporation’s credit ratings below “BB+” by S&P or “Ba1” by Moody’s. In the event CTX Mortgage was unable to sell loans to HSF-I, it would draw on existing credit facilities currently held in addition to HSF-I and might need to make other customary financing arrangements to fund its mortgage loan origination activities. Although we believe that CTX Mortgage could arrange for alternative financing that is common for non-investment grade mortgage companies, there can be no assurance that such financing would be available on satisfactory terms, and any delay in obtaining such financing could adversely affect the results of operations of CTX Mortgage.

     In accordance with the HSF-I Purchase Agreement, CTX Mortgage acts as servicer of the loans owned by HSF-I and arranges for the sale of the eligible mortgage loans into the secondary market. In its capacity as servicer, CTX Mortgage must act in the best interests of HSF-I so as to maximize the proceeds of sales of eligible mortgage loans. The performance and payment of obligations of CTX Mortgage, in its capacity as servicer, are guaranteed by Centex Corporation. These servicer obligations include the obligation of the servicer to repurchase a mortgage loan from HSF-I in the event of a breach of the servicer’s representations and warranties, which materially and adversely affects the value of the mortgage loan and is not cured within 60 days.

     HSF-I has entered into a swap arrangement with a bank, that we refer to as the “Harwood Swap,” under which the bank has agreed to make certain payments to HSF-I, and HSF-I has agreed to make certain payments to the bank, the net effect of which is that the bank has agreed to bear certain interest rate risks, non-credit related market risks and prepayment risks related to the mortgage loans held by HSF-I. The purpose of this arrangement is to provide credit enhancement to HSF-I by permitting it to hedge these risks with a counterparty having a short-term credit rating of “A1+” from S&P and “P1” from Moody’s. Additionally, we have entered into a separate swap arrangement with the bank pursuant to which we have agreed to pay to the bank all amounts that the bank is required to pay to HSF-I pursuant to the Harwood Swap plus a monthly fee equal to a percentage of the notional amount of the Harwood Swap, and the bank is required to pay to us all amounts that the bank receives from HSF-I pursuant to the Harwood Swap. Accordingly, we effectively bear all interest rate risks, non-credit related market risks and prepayment risks that are the subject of the Harwood Swap. We are also required to reimburse the bank for certain expenses, costs and damages that it may incur.

     As of March 31, 2002 HSF-I owned $1.34 billion in securitized residential mortgage loans sold to it by CTX Mortgage and had $1.25 billion of outstanding securitized term debt and $93.0 million of outstanding subordinated certificates. We do not guarantee the payment of any debt or subordinated certificates of HSF-I, and we are not liable for credit losses relating to securitized residential mortgage loans sold to HSF-I. However, we do retain certain risks related to the portfolio of mortgage loans held by HSF-I. In particular, CTX Mortgage makes representations and warranties to HSF-I to the effect that each mortgage loan sold to HSF-I satisfies the eligibility criteria and portfolio requirements discussed above. CTX Mortgage may be required to repurchase mortgage loans sold to HSF-I if such mortgage loans are determined to be ineligible loans or there occur certain other breaches of representations and warranties of CTX Mortgage, as seller or servicer. During fiscal 2002, CTX Mortgage sold $10.2 billion of mortgage loans to HSF-I.

3333 Holding Corporation, 3333 Development Corporation and Centex Development Company, L.P.

     3333 Holding Corporation, 3333 Development Corporation and Centex Development Company are entities that are not affiliates of and are not consolidated with Centex Corporation. These entities were established in 1987 in order to broaden the range of business activities that may be conducted for the benefit of our stockholders to include general real estate development. We determined that this expansion would improve stockholder value through longer-term real estate investments, real estate developments and the benefits of the partnership form of business. Because the real estate development business generally requires a longer time horizon to maximize value than our core homebuilding operations and typically involves substantial acquisition and development indebtedness, we concluded that this new line of business could best be conducted through Centex Development Company, an independent, publicly-traded entity that is not consolidated with us. Centex Development Company is managed by its general partner, 3333 Development Corporation, a wholly-owned subsidiary of 3333 Holding Corporation. We generally are not liable for the obligations of 3333 Holding Corporation, 3333 Development Corporation or Centex Development Company. However, as of March 31, 2002, we guaranteed approximately $1.1 million of indebtedness of Centex Development Company. In addition, we enter into certain land purchase and other transactions with Centex Development Company. For additional information regarding these entities, see the Joint Explanatory Note at the beginning of this Report and Part B of this Report. In addition, for information regarding these entities and Centex Corporation, on an aggregate basis, see Note (J) of the Notes to Consolidated Financial Statements of Centex Corporation.

Joint Ventures

     We conduct a portion of our land acquisition, development and other activities through joint ventures in which we hold less than a majority interest. Our investment in these non-consolidated joint ventures was $94.6 million and $72.0 million at March 31, 2002 and 2001, respectively. These joint ventures had total outstanding secured construction debt of approximately $144.6 million at March 31, 2002 and $137.5 million at March 31, 2001. Our pro rata limited liability with respect to this debt is limited to approximately $27.9 million and $33.0 million at March 31, 2002 and 2001, respectively. Under the structure of this debt, we become liable up to these amounts only to the extent that the construction debt exceeds a certain percentage of the value of the project. At March 31, 2002 and 2001, we were not liable for any of this debt.

Letters of Credit and Guarantees

     At March 31, 2002 we had outstanding letters of credit of $98.6 million that primarily relate to projects undertaken by Construction Services and development obligations of Home Building. We expect that the obligations secured by these letters of credit will generally be performed by our subsidiaries in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the underlying commercial obligations are performed by our subsidiaries, the related letters of credit will be released and we will not have any continuing obligations. We have no material third-party guarantees.

CRITICAL ACCOUNTING POLICIES

     Some of our critical accounting policies require the use of judgment in their application or require estimates of inherently uncertain matters. Although our accounting policies are in compliance with generally accepted accounting principles, a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. Listed below are those policies that we believe are critical and require the use of complex judgment in their application.

Impairment of Long-Lived Assets

     Housing projects and land held for development and sale are stated at the lower of cost (including direct construction costs, capitalized interest and real estate taxes) or fair value less cost to sell. Property and equipment is carried at cost less accumulated depreciation. We assess these assets for recoverability in accordance with the provisions of Statement of Financial Accounting Standards No. 121, “Accounting for

the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” or SFAS No. 121. SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses and other factors. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Goodwill

     We adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142, effective April 1, 2001. Upon the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. If the carrying amount exceeds the fair value, an impairment would occur. We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. In evaluating impairment, we estimate the sum of the expected future cash flows derived from such goodwill. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. If the goodwill is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the fair value of the future cash flows.

Valuation of Residential Mortgage Loans Held for Investment

     We maintain an allowance for losses on residential mortgage loans held for investment at an amount that we believe is sufficient to provide for losses in our existing portfolio of residential mortgage loans held for investment. We evaluate the allowance on an aggregate basis considering, among other things, the relationship of the allowance to residential mortgage loans held for investment and historical credit losses. The allowance reflects our judgment of the present loss exposure at the end of the reporting period.

     Although we consider the allowance for losses on residential mortgage loans held for investment reflected in our consolidated balance sheet at March 31, 2002 to be adequate, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our residential mortgage loans held for investment. This allowance may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries.

Mortgage Securitization Residual Interest

     We use mortgage securitizations to finance our mortgage loan portfolio. For securitizations prior to April 2000, which we accounted for as sales, we retained a mortgage securitization residual interest, or MSRI. The MSRI represents the present value of our right to receive, over the life of the securitization, the excess of the weighted average coupon on the loans securitized over the interest rates on the securities sold, a normal servicing fee, a trustee fee and an insurance fee, where applicable, net of the credit losses relating to the loans securitized. We estimate the fair value of MSRI through the application of discounted cash flow analysis. This analysis requires the use of various assumptions, which may significantly impact the fair value of the MSRI. See Note (A) of the Notes to Consolidated Financial Statements of Centex Corporation for a discussion of the sensitivity of the MSRI to changes in the assumptions.

STOCK REPURCHASE PROGRAM

     During fiscal 2002, we repurchased a total of 225,000 shares of common stock under our stock option-related repurchase program, which we retained as treasury stock. At March 31, 2002, we had repurchased a total of 1.6 million shares out of 2.0 million shares authorized for repurchase by our Board of Directors and retired approximately 1.4 million shares.

FORWARD LOOKING STATEMENTS

     Various sections of this Report, including Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Other Developments and Outlook sections, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when we are discussing our beliefs, estimates or expectations. These statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results and outcomes may differ materially from what we express or forecast in these forward-looking statements. In addition to the specific uncertainties discussed elsewhere in this Report, the following risks and uncertainties may affect our actual performance and results of operations:

•	Our residential Home Building and Construction Services operations are cyclical and highly sensitive to changes in economic conditions, including levels of employment, consumer confidence and income, availability of financing, interest rate levels, and changes in the economic condition of the local markets in which we operate.

•	Our residential Home Building and Construction Services operations are also subject to other risks and uncertainties, including seasonal variations, adverse weather conditions, the availability of adequate land in desirable locations, the cost and availability of labor and construction materials, labor disputes, the general demand for housing and new construction and the resale market for existing homes.

•	Virtually all of our homebuyers finance their home acquisitions through our Financial Services operation or third party lenders. In general, our Home Building and mortgage lending operations are adversely affected by increases in interest rates. Our mortgage loan operations are also dependent upon the securitization market for mortgage-backed securities and the availability of mortgage warehouse financing.

•	Demand for the products that our Construction Products operations produce is directly related to activity in the homebuilding and construction industries and to general economic conditions. Our Construction Products operations are also concentrated in particular regional and local markets that may experience cyclical downturns at different times than the national economy. The price at which we sell our construction products, particularly gypsum wallboard, is highly sensitive to changes in supply and demand for such products, energy costs, raw material prices and competition from other domestic and foreign producers.

•	Our businesses may be affected by the impact and uncertainties created by the events of September 11, 2001 and the consequences of any future attacks as well as other events affecting national and international economic and other conditions.

•	All of our businesses operate in very competitive environments, which are characterized by competition from a number of other homebuilders, mortgage lenders, construction products producers and contractors in each of the markets in which we operate.

•	We are subject to various federal, state and local statutes, rules and regulations that could affect our businesses, including those concerning zoning, construction, protecting the environment and health. In addition, our businesses could be affected by changes in federal income tax policy, federal mortgage loan financing programs and by other changes in regulation or policy.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks related to fluctuations in interest rates on our direct debt obligations, mortgage loans receivable and residual interest in mortgage securitizations. The following analysis provides a framework to understand our sensitivity to hypothetical changes in interest rates as of March 31, 2002.

     We have utilized derivative instruments, including interest rate swaps and interest rate caps, in conjunction with our overall strategy to manage the amount of debt outstanding that is subject to changes in interest rates. We recognize amounts paid or received under interest rate swap or cap agreements as adjustments to interest expense. As of March 31, 2002, we had interest rate swap agreements that converted $160 million of our variable-rate senior debt outstanding into fixed-rate debt.

     Financial Services originates, sells and securitizes conforming and nonconforming “A” mortgages, sub-prime first and second mortgages and home equity loans. Since December 1999 substantially all conforming, Jumbo “A” and GNMA-eligible mortgages have been sold to HSF-I at or near the date on which the loans were funded. As a result of the Harwood Swap and related swap agreements, as previously described in “Certain Off-Balance Sheet and Other Obligations,” we effectively bear all interest rate risk, non-credit related market risk and prepayment risk related to the Harwood Swap. Financial Services executes the forward sales of CTX Mortgage’s loans to hedge the risk of reductions in value of mortgages sold to HSF-I or maintained under secured financing agreements. This offsets most of our risk as the counterparty to the swap supporting the payment requirements of HSF-I. CTX Mortgage, acting as manager of HSF-I, delivers mortgages held by HSF-I to third party purchasers generally within 60 days of origination. Due to the high degree of liquidity in the “A” mortgage market and the frequency of loan sales and securitizations, the use of forward sales is an effective hedge against changes in market value that result from changes in interest rates.

     Home Equity uses interest rate swaps to hedge the market risk associated with the carrying of mortgages in anticipation of issuance of securitization debt to finance sub-prime mortgages. Home Equity will generally hold mortgages in anticipation of securitization for up to 120 days.

     Prior to fiscal 2001, Home Equity retained the MSRI from its securitized pools of mortgages. As of March 31, 2002, the MSRI was $125.3 million. We continually monitor the fair value of the MSRI and review the factors expected to influence the future constant prepayment rate, or CPR, discount rates and credit losses. In developing assumptions regarding expected future CPR, we consider a variety of factors, many of which are interrelated. These factors include historical performance, origination channels, characteristics of borrowers, such as credit quality and loan-to-value relationships, and market factors that influence competition. If changes in assumptions regarding future CPR, discount rates or credit losses are necessary, the MSRI fair value is adjusted accordingly.

     We utilize both short-term and long-term debt in our financing strategy. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument but not our earnings or cash flows. Conversely, for variable-rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument but do affect our future earnings and cash flows. We do not have an obligation to prepay any of our fixed-rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on the fixed-rate debt until we are required to refinance such debt.

     As of March 31, 2002 short-term debt was $333.2 million, approximately $314.6 million of which was applicable to Financial Services and $18.6 million of which was applicable to Construction Products. The majority of Financial Services’ debt is collateralized by residential mortgage loans. We borrow on a short-term basis in the commercial paper market under a $500 million program size supported by a $600 million revolving credit facility due in 2005 and from banks under uncommitted lines that bear interest at prevailing market rates. The weighted-average interest rate on borrowings outstanding at March 31, 2002 was 2.4%.

     The maturities of non-financial services long-term debt outstanding at March 31, 2002 were as follows (in thousands):

	Maturities through March 31,

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

Non-Financial Services
Fixed Rate Debt	$27,716	$16,480	$339	$300,099	$202,376	$748,437	$1,295,447	$1,335,275
Average Interest Rate	6.13%	7.03%	5.86%	8.96%	8.01%	7.70%	8.00%
Variable Rated Hedged
Debt(1)	$35,000	$100,000	$—	$25,000	$—	$—	$160,000	$157,667
Average Interest Rate	7.60%	5.24%	—%	7.99%	—%	—%	6.19%
Variable Rate Debt	$117,115	$77,125	$30,135	$150	$88,165	$4,985	$317,675	$317,177
Average Interest Rate	3.45%	3.56%	3.89%	1.49%	4.60%	1.49%	3.80%

(1)	These variable rate notes are fixed rate instruments as a result of a hedge using interest rate swaps.

     The maturities of non-financial services long-term debt outstanding at March 31, 2001 were as follows (in thousands):

	Maturities through March 31,

	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value

Non-Financial Services
Fixed Rate Debt	$30,853	$28,567	$9,135	$80	$299,793	$359,582	$728,010	$759,218
Average Interest Rate	7.67%	6.19%	7.93%	7.00%	8.96%	8.16%	8.39%
Variable Rated Hedged
Debt(1)	$377,995	$35,000	$—	$—	$25,000	$—	$437,995	$437,449
Average Interest Rate	7.37%	7.60%	—%	—%	7.99%	—%	7.42%
Variable Rate Debt	$19,813	$5,115	$268,625	$135	$150	$5,150	$298,988	$298,858
Average Interest Rate	6.69%	6.08%	6.56%	4.62%	4.62%	5.41%	6.44%

(1)	These variable rate notes are fixed rate instruments as a result of a hedge using interest rate swaps.

     The following table sets forth the estimated maturity or repricing of borrowings collateralized by securitized residential mortgage loans structured as borrowings outstanding at March 31, 2002. The principal and interest on this debt is paid using the cash flows from the underlying mortgage receivables, which serve as collateral for this debt. Accordingly, the timing of the principal payments on this debt is dependent on the payments received on the underlying mortgage receivables. The amounts shown within a particular period were determined in accordance with the contractual terms of the debt, except (1) fixed-rate mortgage securities reflect estimated prepayments, that were estimated based on the results of a prepayment model we utilize, and empirical data, and (2) adjustable-rate debt is included in the period in which it is first scheduled to adjust and not in the period in which it matures. We believe that these assumptions approximate actual experience and consider them reasonable. However, the interest rate sensitivity could vary substantially if different assumptions were used or actual experience differs from the historical experience on which we base the assumptions.

	Maturities through March 31,

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

Financial Services
Fixed Rate Debt	$489,230	$408,526	$307,484	$281,425	$292,611	$438,505	$2,217,781	$2,246,446
Average Interest Rate	4.41%	5.29%	5.99%	6.70%	6.85%	6.34%	5.67%
Variable Rate Debt	$258,131	$227,946	$145,261	$126,292	$87,011	$107,980	$952,621	$952,704
Average Interest Rate	2.39%	2.49%	2.63%	2.54%	2.42%	2.42%	2.47%

     The following table sets forth the estimated maturity or repricing of borrowings collateralized by securitized residual mortgage loans structured as borrowings outstanding at March 31, 2001.

	Maturities through March 31,

	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value

Financial Services
Fixed Rate Debt	$243,537	$227,777	$178,133	$137,892	$105,823	$353,278	$1,246,440	$1,269,501
Average Interest Rate	6.99%	6.80%	6.77%	6.92%	7.12%	7.13%	6.97%
Variable Rate Debt	$301,928	$—	$—	$—	$27,500	$—	$329,428	$329,449
Average Interest Rate	5.77%	—%	—%	—%	6.75%	—%	5.85%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Information

Centex Corporation and Subsidiaries

Centex Corporation and Subsidiaries
Consolidated Revenues and Operating Earnings by Line of Business
(Dollars in thousands)

		For the Years Ended March 31,

	2002	2001	2000	1999	1998

Revenues
Home Building	$4,984,817	$4,356,172	$3,686,844	$2,819,442	$2,312,045
	64%	65%	61%	54%	57%
Financial Services	699,760	463,646	430,611	436,299	246,278
	9%	7%	7%	8%	6%
Construction Products	471,083	441,127	470,465	381,899	344,264
	6%	7%	8%	7%	8%
Construction Services	1,296,024	1,290,382	1,205,762	1,350,776	953,781
	17%	19%	20%	26%	24%
Investment Real Estate	72,416	33,042	30,928	33,694	25,403
	1%	—%	1%	1%	1%
Other	224,330	126,366	183,526	178,556	140,621
	3%	2%	3%	4%	4%

	$7,748,430	$6,710,735	$6,008,136	$5,200,666	$4,022,392

	100%	100%	100%	100%	100%
Operating Earnings
Home Building	$527,462	$425,450	$323,220	$242,223	$170,531
	66%	70%	56%	49%	52%
Financial Services	114,733	19,667	32,474	92,309	31,371
	14%	3%	6%	19%	9%
Construction Products	75,868	99,441	168,611	120,310	88,333
	9%	17%	29%	24%	27%
Construction Services	36,225	30,886	23,471	15,209	7,152
	5%	5%	4%	3%	2%
Investment Real Estate	48,068	50,908	30,122	29,420	28,231
	6%	8%	5%	6%	9%
Other	3,140	(21,613)	2,580	(5,371)	1,120
	—%	(3%)	—%	(1%)	1%

Operating Earnings (1)	805,496	604,739	580,478	494,100	326,738
	100%	100%	100%	100%	100%
Corporate General and Administrative	50,189	36,924	33,015	28,104	21,261
Interest	115,766	99,069	66,844	41,581	33,256
Minority Interest in Construction Products	20,776	32,415	63,758	51,121	40,587

Earnings Before Income Taxes	$618,765	$436,331	$416,861	$373,294	$231,634

     Applicable segment operating expenses have been deducted from lines of business operating earnings.

(1)	Operating Earnings excludes corporate general and administrative expenses and non-financial services interest expense.

Centex Corporation and Subsidiaries
Statements of Consolidated Earnings
(Dollars in thousands, except per share data)

	For the Years Ended March 31,

	2002	2001	2000

Revenues
Home Building	$4,984,817	$4,356,172	$3,686,844
Financial Services	699,760	463,646	430,611
Construction Products	471,083	441,127	470,465
Construction Services	1,296,024	1,290,382	1,205,762
Investment Real Estate	72,416	33,042	30,928
Other	224,330	126,366	183,526

	7,748,430	6,710,735	6,008,136

Costs and Expenses
Home Building	4,457,355	3,930,722	3,363,624
Financial Services	585,027	443,979	398,137
Construction Products	395,215	341,686	301,854
Construction Services	1,259,799	1,259,496	1,182,291
Investment Real Estate	24,348	(17,866)	806
Other	221,190	147,979	179,932
Corporate General and Administrative	50,189	36,924	33,015
Interest	115,766	99,069	66,844
Minority Interest	20,776	32,415	64,772

	7,129,665	6,274,404	5,591,275

Earnings Before Income Tax	618,765	436,331	416,861
Income Taxes	236,539	154,354	159,729

Net Earnings	$382,226	$281,977	$257,132

Earnings Per Share
Basic	$6.31	$4.77	$4.34

Diluted	$6.11	$4.65	$4.22

Average Shares Outstanding
Basic	60,560,788	59,095,403	59,308,158
Dilutive Securities:
Options	1,554,501	1,165,482	1,220,822
Convertible Debenture and Restricted Stock	413,858	400,000	400,000

Diluted	62,529,147	60,660,885	60,928,980

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands)

	Centex Corporation and Subsidiaries

	March 31,

	2002	2001

Assets
Cash and Cash Equivalents	$219,716	$57,752
Restricted Cash	106,270	57,428
Receivables—
Residential Mortgage Loans Held for Investment	3,254,017	1,771,831
Residential Mortgage Loans Held for Sale	241,793	224,915
Construction Contracts	221,705	212,904
Trade, including Notes of $30,908 and $67,085	345,311	393,165
Inventories—
Housing Projects	2,513,168	2,047,619
Land Held for Development and Sale	85,997	72,610
Construction Products	54,220	56,008
Other	51,059	26,058
Investments—
Centex Development Company, L.P.	269,178	210,807
Joint Ventures and Other	94,609	72,035
Unconsolidated Subsidiaries	—	—
Property and Equipment, net	720,285	729,099
Other Assets—
Deferred Income Taxes	76,167	58,454
Goodwill	349,712	310,738
Mortgage Securitization Residual Interest	125,272	146,394
Deferred Charges and Other	256,976	201,226

	$8,985,455	$6,649,043

Liabilities and Stockholders’ Equity
Accounts Payable and Accrued Liabilities	$1,438,613	$1,271,464
Debt—
Non-Financial Services	1,791,752	1,464,993
Financial Services	3,485,027	2,054,898
Payables to Affiliates	—	—
Minority Stockholders’ Interest	153,290	143,624
Stockholders’ Equity—
Preferred Stock, Authorized 5,000,000 Shares, None Issued	—	—
Common Stock, $.25 Par Value; Authorized 100,000,000 Shares; Outstanding 61,171,149 and 59,929,344 Shares	15,348	14,982
Capital in Excess of Par Value	72,446	25,779
Unamortized Value of Restricted Stock	(2,408)	—
Retained Earnings	2,050,902	1,678,400
Treasury Stock, at cost; 221,854 and 0 Shares	(6,559)	—
Accumulated Other Comprehensive Loss	(12,956)	(5,097)

Total Stockholders’ Equity	2,116,773	1,714,064

	$8,985,455	$6,649,043

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands)

Centex Corporation		Financial Services

March 31,		March 31,

2002	2001	2002	2001

$192,591	$45,987	$27,125	$11,765
4,760	5,442	101,510	51,986

—	—	3,254,017	1,771,831
—	—	241,793	224,915
221,705	212,904	—	—
197,613	273,912	147,698	119,253

2,513,168	2,047,619	—	—
85,997	72,610	—	—
54,220	56,008	—	—
22,186	17,601	28,873	8,457

269,178	210,807	—	—
94,609	72,035	—	—
498,117	314,868	—	—
672,165	673,846	48,120	55,253

(3,456)	28,176	79,623	30,278
332,897	294,136	16,815	16,602
—	—	125,272	146,394
179,810	147,812	77,166	53,414

$5,335,560	$4,473,763	$4,148,012	$2,490,148

$1,275,720	$1,153,215	$162,893	$118,249

1,791,752	1,464,993	—	—
—	—	3,485,027	2,054,898
—	—	187,764	50,072
151,315	141,491	1,975	2,133

—	—	—	—

15,348	14,982	1	1
72,446	25,779	202,671	200,467
(2,408)	—	—	—
2,050,902	1,678,400	116,748	64,328
(6,559)	—	—	—
(12,956)	(5,097)	(9,067)	—

2,116,773	1,714,064	310,353	264,796

$5,335,560	$4,473,763	$4,148,012	$2,490,148

In the supplemental data presented above, "Centex Corporation" represents the consolidation of all subsidiaries other than those included in Financial Services as described in Note (A). Transactions between Centex Corporation and Financial Services have been eliminated from the Centex Corporation and Subsidiaries balance sheets.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
(Dollars in thousands)

	Centex Corporation and Subsidiaries

	For the Years Ended March 31,

	2002	2001	2000

Cash Flows — Operating Activities
Net Earnings	$382,226	$281,977	$257,132
Adjustments, net of Acquisitions Depreciation, Depletion and Amortization	90,659	40,509	48,971
Provision for Losses on Residential Mortgage Loans Held for Investment	17,415	4,453	—
Deferred Income Taxes (Benefit) Provision	(16,307)	8,019	(5,600)
Equity in Earnings of Centex Development Company, L.P. and Joint Ventures	(29,918)	(4,958)	(946)
Minority Interest, Net of Taxes	13,818	20,881	41,564
(Increase) Decrease in Restricted Cash	(44,618)	(53,718)	1,878
Decrease (Increase) in Receivables	39,561	(61,116)	(21,236)
Decrease in Residential Mortgage Loans Held for Sale	40,197	184,782	984,687
Increase in Housing Projects and Land Held for Development and Sale Inventories	(484,157)	(159,858)	(324,014)
Increase in Construction Products and Other Inventories	(23,213)	(978)	(19,416)
Increase (Decrease) in Payables and Accruals	151,677	119,291	96,609
(Increase) Decrease in Other Assets, net	(52,202)	(151,490)	(145,065)
Increase in Payables to Affiliates	—	—	—
Other, net	(4,152)	(4,109)	(52,933)

	80,986	223,685	861,631

Cash Flows — Investing Activities
Increase in Residential Mortgage Loans Held for Investment	(1,499,601)	(1,776,284)	—
Increase in Investment and Advances to Centex Development Company, L.P. and Joint Ventures	(37,327)	(153,846)	(15,578)
Acquisitions, net of Cash Acquired Construction Products Operations	—	(342,200)	—
Home Building Operations	—	(100,097)	(74,119)
Other	(39,411)	—	(15,161)
Property and Equipment Additions, net	(60,380)	(52,442)	(87,766)

	(1,636,719)	(2,424,869)	(192,624)

Cash Flows — Financing Activities
(Decrease) Increase in Short-Term Debt, net	(213,308)	(83,205)	(1,071,521)
Non-Financial Services Issuance of Long-Term Debt	1,007,699	943,491	470,107
Repayment of Long-Term Debt	(699,570)	(329,658)	(3,246)
Financial Services Issuance of Long-Term Debt	2,053,238	1,652,500	—
Repayment of Long-Term Debt	(458,704)	(76,632)	—
Retirement of Common Stock	—	(784)	(44,301)
Proceeds from Stock Option Exercises and Restricted Stock Activity	44,625	26,843	19,613
Purchase of Treasury Stock	(6,559)	—	—
Dividends Paid	(9,724)	(9,472)	(9,486)

	1,717,697	2,123,083	(638,834)

Net Increase (Decrease) in Cash and Cash Equivalents	161,964	(78,101)	30,173
Cash and Cash Equivalents at Beginning of Year	57,752	135,853	105,680

Cash and Cash Equivalents at End of Year	$219,716	$57,752	$135,853

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details

(Dollars in thousands)

Centex Corporation			Financial Services

For Years Ended March 31,			For Years Ended March 31,

2002	2001	2000	2002	2001	2000

$301,714	$270,112	$237,816	$80,512	$11,865	$19,316

74,816	25,220	34,886	15,843	15,289	14,085

—	—	—	17,415	4,453	—
24,986	11,877	7,922	(41,293)	(3,858)	(13,522)

(29,918)	(4,958)	(946)	—	—	—
13,818	20,881	41,564	—	—	—
682	(1,732)	1,878	(45,300)	(51,986)	—
67,482	(7,002)	(13,128)	(27,921)	(54,114)	(8,108)
—	—	—	40,197	184,782	984,687

(484,157)	(159,858)	(324,014)	—	—	—
(2,797)	(659)	(11,278)	(20,416)	(319)	(8,138)
120,709	82,972	110,432	30,968	36,319	(13,823)
(52,341)	(119,614)	(67,079)	139	(31,876)	(77,986)
(135,692)	3,546	48,492	135,692	(3,546)	(48,492)
(3,994)	(4,420)	(52,901)	(158)	311	(32)

(104,692)	116,365	13,644	185,678	107,320	847,987

—	—	—	(1,499,601)	(1,776,284)	—

(37,327)	(153,846)	(15,578)	—	—	—
—	(342,200)	—	—	—	—
—	(100,097)	(74,119)	—	—	—
(38,904)	—	(9,349)	(507)	—	(5,812)
(53,494)	(27,448)	(65,848)	(6,886)	(24,994)	(21,918)

(129,725)	(623,591)	(164,894)	(1,506,994)	(1,801,278)	(27,730)

18,630	(146,908)	(163,904)	(231,938)	63,703	(907,617)
1,007,699	943,491	470,107	—	—	—
(699,570)	(329,658)	(3,246)	—	—	—
—	—	—	2,053,238	1,652,500	—
—	—	—	(458,704)	(76,632)	—
—	(784)	(44,301)	—	—	—
42,545	(23,157)	(54,910)	2,080	50,000	74,523
(6,559)	—	—	—	—	—
18,276	(9,472)	514	(28,000)	—	(10,000)

381,021	433,512	204,260	1,336,676	1,689,571	(843,094)

146,604	(73,714)	53,010	15,360	(4,387)	(22,837)
45,987	119,701	66,691	11,765	16,152	38,989

$192,591	$45,987	$119,701	$27,125	$11,765	$16,152

In the supplemental data presented above, “Centex Corporation” represents the consolidation of all subsidiaries other than those included in Financial Services as described in Note (A). Transactions between Centex Corporation and Financial Services have been eliminated from the Centex Corporation and Subsidiaries statements of cash flows.

Centex Corporation and Subsidiaries
Statements of Consolidated Stockholders’ Equity
(in thousands)

				Unamortized
			Capital in	Value of
	Common Stock		Excess of	Restricted
	Shares	Amount	Par Value	Stock

Balance, March 31, 1999	59,388	$14,847	$20,822	$—
Exercise of Stock Options	1,250	313	19,300	—
Retirement of Shares	(1,832)	(458)	(40,122)	—
Cash Dividends	—	—	—	—
Net Earnings	—	—	—	—
Unrealized Loss on Investments	—	—	—	—
Foreign Currency Translation Adjustments	—	—	—	—

Comprehensive Income

Balance, March 31, 2000	58,806	14,702	—	—
Exercise of Stock Options	1,158	289	26,554	—
Retirement of Shares	(35)	(9)	(775)	—
Cash Dividends	—	—	—	—
Net Earnings	—	—	—	—
Unrealized Gain on Investments	—	—	—	—
Foreign Currency Translation Adjustments	—	—	—	—

Comprehensive Income

Balance, March 31, 2001	59,929	14,982	25,779	—

Issuance of Restricted Stock	78	19	3,133	(3,152)
Amortization of Restricted Stock	—	—	—	744
Exercise of Stock Options	1,386	347	43,534	—
Cash Dividends	—	—	—	—
Purchases of Common Stock for Treasury	(222)	—	—	—
Net Earnings	—	—	—	—
Unrealized Loss on Hedging Instruments	—	—	—	—
Foreign Currency Translation Adjustments	—	—	—	—
Unrealized Gain on Investments	—	—	—	—

Comprehensive Income

Balance, March 31, 2002	61,171	$15,348	$72,446	$(2,408)

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Statements of Consolidated Stockholders’ Equity
(in thousands)

		Accumulated
	Treasury	Other
Retained	Stock	Comprehensive
Earnings	at Cost	Income (Loss)	Total

$1,161,970	$—	$—	$1,197,639
—	—	—	19,613
(3,721)	—	—	(44,301)
(9,486)	—	—	(9,486)
257,132	—	—	257,132
—	—	(1,152)	(1,152)
—	—	(96)	(96)

			255,884

1,405,895	—	(1,248)	1,419,349
—	—	—	26,843
—	—	—	(784)
(9,472)	—	—	(9,472)
281,977	—	—	281,977
—	—	1,152	1,152
—	—	(5,001)	(5,001)

			278,128

1,678,400	—	(5,097)	1,714,064

—	—	—	—
—	—	—	744
—	—	—	43,881
(9,724)	—	—	(9,724)
—	(6,559)	—	(6,559)
382,226	—	—	382,226
—	—	(11,033)	(11,033)
—	—	2,622	2,622
—	—	552	552

			374,367

$2,050,902	$(6,559)	$(12,956)	$2,116,773

Centex Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(A) SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The consolidated financial statements include the accounts of Centex Corporation and subsidiaries (“Centex” or the “Company”) after the elimination of all significant intercompany balances and transactions.

Balance sheet and cash flows data is presented in the following categories:

•	Centex Corporation and Subsidiaries. This represents the consolidation of Centex Corporation, Financial Services and all of their consolidated subsidiaries. The effects of transactions among related companies within the consolidated group have been eliminated.

•	Centex Corporation. This information is presented as supplemental information and represents the consolidation of all subsidiaries other than those included in Financial Services, which are presented on an equity basis of accounting.

•	Financial Services. This information is presented as supplemental information and represents Centex Financial Services and its subsidiaries.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

     Revenues from Home Building projects and Investment Real Estate are recognized when homes and properties are sold and title passes.

     Revenues from the sale of mortgage loans, mortgage servicing rights and loan origination fees are recognized when the related loan is sold and delivered to a third-party purchaser.

     Interest revenues on residential mortgage loans receivable are recognized as revenue using the interest (actuarial) method. Revenue accruals are generally suspended when the residential mortgage loan becomes contractually delinquent for 90 days or more. The accrual is resumed when the residential mortgage loan becomes less than 90 days contractually delinquent. At March 31, 2002 and 2001, residential mortgage loans, on which revenue was not being accrued, were approximately $83.5 million and $28.0 million, respectively.

     Long-term construction contract revenues are recognized on the percentage-of-completion method based on the costs incurred relative to total estimated costs. Full provision is made for any anticipated losses. Billings for long-term construction contracts are rendered monthly, including the amount of retainage withheld by the customer until contract completion. As a general contractor, the Company withholds similar retainages from each subcontractor. Retainages of $72.9 million included in construction contracts receivable and $76.1 million included in accounts payable at March 31, 2002 are generally receivable and payable within one year.

     Claims related to long-term construction contracts are recognized as revenue only after management has determined that the collection is probable and the amount can be reliably estimated. Claims of $1.8 million, $0 and $3.7 million are included in revenues for the fiscal years ended March 31, 2002, 2001 and 2000 (“fiscal 2002,” “fiscal 2001” and “fiscal 2000”), respectively.

Earnings Per Share

     Basic earnings per share are computed based on the weighted-average number of shares of common stock, par value $.25 per share (“Common Stock”), outstanding. Diluted earnings per share are computed based upon the basic weighted-average number of shares plus the dilution of the stock options and the convertible debenture.

     The computation of diluted earnings per share excludes anti-dilutive options to purchase 1,700 shares of Common Stock at an average price of $46.07 for the year ended March 31, 2002. The computation of diluted earnings per share excludes anti-dilutive options to purchase 3,312,000 shares of Common Stock at an average price of $35.24 for the year ended March 31, 2001. The computation of diluted earnings per share excludes anti-dilutive options to purchase 3,843,000 shares of Common Stock at an average price of $37.25 for the year ended March 31, 2000. All anti-dilutive options at March 31, 2002, have an expiration date of July 2011.

Cash and Cash Equivalents

     Cash equivalents represent highly liquid investments with an original maturity of three months or less.

Restricted Cash

     Restricted cash primarily represents cash in principal and interest accounts pending remittance into the securitization trusts related to securitizations by Centex Home Equity Company, L.L.C. (“Home Equity”).

Residential Mortgage Loans

     Residential mortgage loans held for investment represent mortgage loans originated by Home Equity, which have been securitized and recorded as secured borrowings in the financial statements using the portfolio method. These mortgage loans are stated at cost less an allowance for losses. Residential mortgage loans held for sale represent mortgage loans originated by CTX Mortgage Company, L.L.C. (“CTX Mortgage”), which will be sold to third parties and recorded as sales. These mortgage loans are stated at the lower of cost or market. Market is determined by forward sale commitments, current investor yield requirements and current market conditions. Substantially all of the mortgage loans are delivered to third-party purchasers and/or subjected to securitization within three months after origination. These loans are subject to hedge instruments during the time they are held in inventory. Substantially all of the mortgage loans are pledged as collateral for secured financings.

     The Company maintains an allowance for losses at an amount that it believes is sufficient to provide for losses in its existing portfolio of residential mortgage loans held for investment. The Company evaluates the allowance on an aggregate basis considering, among other things, the relationship of the allowance to residential mortgage loans held for investment and historical credit losses. The allowance reflects management’s judgment of the present loss exposure at the end of the reporting period.

     The Company establishes an allowance for losses when it believes the event causing the loss has occurred by charging the provision for losses in the Statements of Consolidated Earnings. When we determine that a residential mortgage loan held for investment is uncollectible, it is charged to the allowance for losses. Recoveries on losses previously charged to the allowance are credited to the allowance at the time the recovery is collected.

     Although the Company considers the allowance for losses on residential mortgage loans held for investment reflected in the consolidated balance sheet at March 31, 2002 to be adequate, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses. This allowance may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries.

Notes Receivable

     Notes receivable at March 31, 2002 are collectible primarily over 3 years with $15.9 million being due within one year. The weighted-average interest rate at March 31, 2002 was 4.35%.

Inventory, Capitalization and Segment Expenses

     Housing projects and land held for development and sale are stated at the lower of cost (including direct construction costs, capitalized interest and real estate taxes) or fair value less cost to sell. The capitalized costs, other than interest, are included in the Home Building and Investment Real Estate costs and expenses in the Statement of Consolidated Earnings when related revenues are recognized. Interest costs relieved from inventories are included as interest expense. The Company reviews the recoverability of its Home Building inventories on an individual project basis in accordance with the provisions of Statement of Financial Accounting Standards No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS No. 121”).

     Construction Products inventories are stated at the lower of average cost (including applicable material, labor and plant overhead) or market.

     General operating expenses associated with each segment of business are expensed when incurred and are included in the appropriate business segment.

Investments

     The Company maintains an investment in Centex Development Company, L.P. and subsidiaries (the “Partnership”). The investment is not consolidated and is accounted for on the equity method of accounting because the Company does not control the Partnership. See Note (J) for additional information regarding the Partnership.

     The Company is a participant in certain joint ventures with interests ranging from 20% to 50%. The investments in these joint ventures are carried on the equity method in the consolidated financial statements, except for Construction Products’ 50% joint venture interests in its cement operations in Illinois and Texas. Construction Products has proportionately consolidated its pro rata interest in the revenues, expenses, assets and liabilities of those extractive industry ventures. The earnings or losses of the Company’s other joint ventures are not significant and are included in the appropriate business segment.

Property and Equipment, net

     Property and equipment is carried at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Depreciable lives for Buildings and Improvements typically range from 7 to 40 years; depreciable lives for Machinery, Equipment and Other typically range from 2 to 10 years; and depreciable lives for Plants typically range from 20 to 30 years. Major renewals and improvements are capitalized and depreciated. Repairs and maintenance are expensed as incurred. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts and any resulting gains or losses are recognized at such time. The Company monitors its property and equipment carrying values for recoverability and, where appropriate, provides for write-downs to estimated fair values.

Goodwill

     Goodwill represents the excess of purchase price over net assets of businesses acquired. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill and certain identifiable intangible assets are no longer amortized over their expected lives. Instead, these assets are tested for impairment annually at the reporting unit level using a two step impairment assessment. See further discussion of goodwill at Note (E).

     Negative goodwill arose in conjunction with the combination of Centex Real Estate Corporation with Vista Properties, Inc. (“Vista”) in the fiscal year ended March 31, 1997. The Vista portfolio of properties was reduced to a nominal “book basis” after recording certain deferred tax benefits related to the combination. Negative goodwill was accreted to earnings as a reduction of costs and expenses over the estimated period during which Vista’s land was developed and/or sold. During fiscal 2001, the Company disposed of virtually all of the remaining Vista portfolio and negative goodwill was fully accreted.

Mortgage Securitization Residual Interest

     Home Equity uses mortgage securitizations to finance its mortgage loan portfolio. Securitizations entered into prior to March 31, 2000 were accounted for as sales, and the resulting gains on such sales were reported in operating results during the period in which the securitizations closed. Home Equity changed the legal and economic structure of securitizations subsequent to March 31, 2000, causing securitizations after that date to be accounted for as secured borrowings.

     For securitizations accounted for as sales, Home Equity retained a residual interest (the “Mortgage Securitization Residual Interest” or “MSRI”). The MSRI represents the present value of Home Equity’s right to receive, over the life of the securitization, the excess of the weighted average coupon on the loans securitized over the interest rates on the securities sold, a normal servicing fee, a trustee fee and an insurance fee, where applicable, net of the credit losses relating to the loans securitized.

     The Company classifies MSRI as trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and accordingly, carries MSRI at fair value on the Company’s balance sheet.

     Home Equity estimates the fair value of MSRI through the application of discounted cash flow analysis. Such analysis requires the use of various assumptions, the most significant of which are anticipated prepayments (principal reductions in excess of contractually scheduled reductions), estimated future credit losses and the discount rate applied to future cash flows. Home Equity continuously monitors the fair value of MSRI and the reasonableness of the underlying assumptions in light of current market conditions.

     Home Equity uses the following assumptions in monitoring the fair value of the MSRI: cumulative credit losses of 3.75% to 4.50%; Constant Prepayment Rate (“CPR”) for fixed rate loans of 19% to 21% per annum (life to date); a CPR of 29% to 31% per annum (life to date) for variable rate loans; and a discount rate of 15% simple interest.

     At March 31, 2002, the sensitivity of the current fair value of the MSRI to an immediate 10 percent and 20 percent unfavorable change in assumptions is presented in the table below. These sensitivities are based on assumptions used to value our MSRI at March 31, 2002.

	Impact on fair value of an adverse change

Assumption	10%	20%

Credit Losses	$5,334	$10,705
Constant Prepayment Rate	$4,412	$8,120
Discount Rate	$4,682	$9,100

     These sensitivities are hypothetical and should not be considered to be predictive of future performance. As the figures indicate, the change in fair value based on a 10 percent variation in assumptions cannot necessarily be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the residual cash flow is calculated independently from any change in another assumption. In reality, changes in one factor may contribute to changes in another (for example, increases in market interest rates may result in lower prepayments), which might magnify or counteract the sensitivities. Furthermore, the estimated fair values as disclosed should not be considered indicative of future earnings on these assets.

Deferred Charges and Other

     Deferred charges and other are primarily composed of deferred home security system installation costs, loan fees, securitization costs and other financing costs, prepaid expenses, deposits and investments.

Advertising Costs

     Advertising costs are expensed as incurred. The advertising costs for fiscal 2002, 2001 and 2000 were $78.9 million, $67.0 million and $57.1 million, respectively.

Off-Balance-Sheet Risk

     The Company enters into various “off-balance-sheet” transactions in the normal course of business in order to reduce financing costs and improve access to liquidity, facilitate homebuilding activities and manage exposure to changing interest rates. Further discussion regarding these transactions can be found in Notes (F) and (N).

Statements of Consolidated Cash Flows — Supplemental Disclosures

     Interest expense relating to the Financial Services segment is included in its operating costs and expenses. Interest related to segments other than Financial Services is shown as interest expense. During fiscal 2002, $60.9 million of interest costs were capitalized to qualifying assets, principally within the Home Building segment, and $48.2 million of previously capitalized interest was charged to interest expense. During fiscal 2001, $52.6 million of interest costs were capitalized to qualifying assets, principally within the Home Building segment, and $46.6 million of previously capitalized interest was charged to interest expense.

	For the Years Ended March 31,

	2002	2001	2000

Total Interest Incurred	$287,628	$197,679	$128,520
Capitalized Interest, net	(12,717)	(6,038)	—
Less — Financial Services	(159,145)	(92,572)	(61,676)

Interest Expense	$115,766	$99,069	$66,844

     Cash payments made for interest, excluding financial services, were $118.9 million, $100.5 million and $59.0 million for fiscal 2002, 2001 and 2000, respectively. Net payments made for federal, state and foreign income taxes during fiscal 2002, 2001 and 2000 were $199.4 million, $172.1 million and $98.9 million, respectively.

Statements of Financial Accounting Standards

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), on April 1, 2001. The effect of the adoption of SFAS No. 133 on the Company’s operating earnings was not significant.

     Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”), was issued in September 2000 to replace Statement of Financial Accounting Standards No. 125 (“SFAS No. 125”). SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries forward most of SFAS No. 125’s provisions without reconsideration. The implementation of SFAS No. 140 on April 1, 2001 did not have a material impact on the Company’s results of operations or financial position.

     The Company adopted, effective April 1, 2001, Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”). This statement had no material impact on the Company.

     The Company has adopted, effective April 1, 2001, SFAS No. 142 that provides that intangible assets, including goodwill, that are not subject to amortization must be tested for impairment as of the beginning of the fiscal year in which this statement is initially applied and annually thereafter at the reporting unit level using a two-step impairment assessment. Impairment testing must be performed more frequently if events or changes in circumstances indicate that the asset might be impaired. See Note (E) for additional information on the impact of SFAS No. 142 on the Company’s results of operations and financial position.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management does not believe that adoption of this statement in fiscal 2003 will have a material effect on the interim or annual financial statements. However, the financial statement presentation will be modified in fiscal 2003 to report the results of operations and financial position of certain Investment Real Estate operations that either have been disposed of or classified as held for sale as discontinued operations. As a result, beginning in fiscal 2003 the Company will reclassify certain amounts in prior period financial statements to conform to the new presentation requirements.

Reclassifications

     Certain prior year balances have been reclassified to conform to the fiscal 2002 presentation.

(B) RESIDENTIAL MORTGAGE LOANS HELD FOR INVESTMENT

     Residential mortgage loans held for investment consisted of the following:

	March 31,

	2002	2001

Residential Mortgage Loans Held for Investment	$3,268,123	$1,774,645
Allowance for Losses on Residential Mortgage Loans Held for Investment	(14,106)	(2,814)

Residential Mortgage Loans Receivable Held for Investment, net of Allowance for Losses	$3,254,017	$1,771,831

     At March 31, 2002, contractual maturities of residential mortgage loans held for investment were as follows:

2003	$35,949
2004	39,217
2005	42,486
2006	45,754
2007 and thereafter	3,104,717

$3,268,123

     It is the Company’s experience that a substantial portion of the loan portfolio generally is renewed or repaid prior to contractual maturity dates. The above maturity schedule should not be regarded as a forecast of future cash collections.

(C) ALLOWANCE FOR LOSSES ON RESIDENTIAL MORTGAGE LOANS HELD FOR INVESTMENT

     Changes in the allowance for losses on residential mortgage loans held for investment were as follows:

	For the Years Ended March 31,

	2002	2001

Balance at Beginning of Period	$2,814	$—
Provision for Losses	17,415	4,453
Recoveries on Loans Charged Off	259	11
Losses Sustained	(6,382)	(1,650)

Balance at End of Period	$14,106	$2,814

     Prior to April 1, 2000, residential mortgage loans were securitized as sales and anticipated future credit losses were included in the securitization transaction. As a result, no allowance for losses was necessary.

(D) PROPERTY AND EQUIPMENT

     Property and equipment cost by major category and accumulated depreciation are summarized below:

	March 31,

	2002	2001

Land, Buildings and Improvements	$144,515	$85,039
Machinery, Equipment and Other	239,064	267,950
Plants	701,514	688,873

	1,085,093	1,041,862
Accumulated Depreciation	(364,808)	(312,763)

	$720,285	$729,099

(E) GOODWILL — ADOPTION OF STATEMENT 142

     The Company adopted SFAS No. 142 effective April 1, 2001. SFAS No. 142 provides guidance on accounting for intangible assets and eliminates the amortization of goodwill and certain identifiable intangible assets. Under the provisions of SFAS No. 142, intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually at the reporting unit level using a two-step impairment assessment. Impairment testing must be performed more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company tested for potential impairment, both upon adoption of SFAS No. 142 and annually as of January 1, 2002, by determining whether the carrying amount of a reporting unit exceeds its fair value. The Company had no impairment of goodwill in fiscal 2002. Identifiable intangible assets, other than goodwill, are immaterial. The changes in the carrying amount of goodwill by segment for the year ended March 31, 2002 are as follows:

	Home	Financial	Construction	Construction
	Building	Services	Products	Services	Other	Total

Balance as of March 31, 2001	$80,958	$16,602	$41,792	$1,007	$170,379	$310,738
Goodwill Acquired During Year	—	—	—	—	39,429	39,429
Adjustment to Purchase Allocation	3,193	—	—	—	—	3,193
Other	—	213	(704)	—	(3,157)	(3,648)

Balance as of March 31, 2002	$84,151	$16,815	$41,088	$1,007	$206,651	$349,712

     The Company made several acquisitions during fiscal 2002 that resulted in an increase to goodwill. However, Centex pro-forma financial information was not presented as the impact of the acquisitions on the results of operations was not significant.

     Net income and basic and diluted earnings per share excluding goodwill amortization for the years ended March 31, 2001 and 2000 are as follows:

	For the Years Ended March 31,

	2001	2000

Reported Net Earnings	$281,977	$257,132
Goodwill Amortization	26,799	14,159
Negative Goodwill Accretion	(50,837)	(16,000)

Adjusted Net Earnings	$257,939	$255,291

Basic Earnings Per Share:
Reported Net Earnings	$4.77	$4.34
Net Goodwill Accretion	(0.41)	(0.03)

Adjusted Net Earnings	$4.36	$4.31

Diluted Earnings Per Share:
Reported Net Earnings	$4.65	$4.22
Net Goodwill Accretion	(0.40)	(0.03)

Adjusted Net Earnings	$4.25	$4.19

(F) INDEBTEDNESS

Short-term Debt

     Balances of short-term debt were:

				March 31,

	2002				2001

	Centex			Financial	Centex		Financial
	Corporation			Services	Corporation		Services

Banks	$18,630	*		$92,109	$—		$192,380
Commercial Paper	—			—	—		—
Secured Liquidity Notes	—			102,583	—		117,950
Other Financial Institutions	—			119,933	—		168,700

	$18,630			$314,625	$—		$479,030

Consolidated Short-term Debt			$333,255			$479,030

*   Debt relates entirely to Construction Products.

     The Company borrows on a short-term basis from banks under uncommitted lines that bear interest at prevailing market rates. The weighted-average interest rates of the short-term borrowings during fiscal 2002 and 2001 were 3.6% and 6.9%, respectively. The weighted-average interest rates of balances at fiscal year end 2002 and 2001 were 2.4% and 5.8%, respectively.

Long-term Debt

     Balances of long-term debt were:

	March 31,

	2002	2001

Non-Financial Services:
Medium-Term Note Programs, 2.45% to 7.95%, due through 2007	$418,000	$486,995
Long-Term Notes, 6.40% to 9.75%, due through 2012	962,892	464,970
Other Indebtedness, weighted-average 3.98% due through 2027	192,753	313,658
Subordinated Debt:
Subordinated Debentures, 7.38%, due in 2006	99,845	99,796
Subordinated Debentures, 8.75%, due in 2007	99,632	99,574

	1,773,122	1,464,993

Financial Services:
Home Equity Loans Asset-Backed Certificates, 2.91% to 8.48%, due through 2033	3,120,402	1,548,368
Harwood Street Funding II, L.L.C. Variable Rate Subordinated Notes, due through 2007	50,000	27,500

	3,170,402	1,575,868

Total	$4,943,524	$3,040,861

     Financial Services debt related to securitized residential mortgage loans structured as collateralized borrowings (Home Equity Loans Asset-Backed Certificates) was $3.1 billion at March 31, 2002. The principal and interest on these notes are paid using the cash flow from the underlying residential mortgage loans, which serve as collateral for the debt. Accordingly, the timing of the principal payments on these notes is dependent upon the payment received on the underlying residential mortgage loans. The expected maturities of this component of long-term debt are based on contractual maturities adjusted for projected repayments and prepayments of principal. Maturities of Non-Financial Services and Financial Services long-term debt during the next five fiscal years are:

	Non-Financial	Financial
	Services	Services	Total

2003	$179,831	$747,361	$927,192
2004	193,605	636,472	830,077
2005	30,474	452,745	483,219
2006	325,249	407,717	732,966
2007	290,541	379,622	670,163
Thereafter	753,422	546,485	1,299,907

	$1,773,122	$3,170,402	$4,943,524

     Included in other long-term debt is a $2.1 million convertible subordinated debenture sold at par in 1985 to a corporate officer. The indebtedness, which matures in 2010, bears interest at LIBOR plus 1.5% and is convertible into 400,000 shares of the Company’s common stock. In connection with this transaction, the Company has guaranteed the payment of a $2.1 million note payable to a bank by the officer.

     Under our debt covenants, we are required to maintain certain leverage and interest coverage ratios and a minimum tangible net worth. At March 31, 2002, we were in compliance with all of these covenants.

Credit Facilities

     The Company’s existing credit facilities and available capacity as of March 31, 2002 are summarized below:

	Existing Credit	Available
	Facilities	Capacity

Non-Financial Services
Centex Corporation
Multi-Bank Revolving Credit Facility	$600,000	$600,000	(1)
Uncommitted Bank Lines	60,000	60,000
Construction Products
Senior Revolving Credit Facility	275,000	112,000	(2)
Annually Renewable Commercial Paper Conduit	50,000	31,370	(2)

	985,000	803,370

Financial Services
Unsecured Credit Facilities	145,000	125,000	(3)
Secured Credit Facilities	547,000	364,312	(4)
Harwood Street Funding II, L.L.C. Facility	1,000,000	897,417
Line of Credit	14,250	4,896	(5)

	1,706,250	1,391,625

	$2,691,250	$2,194,995	(6)

(1)	This is a committed, multi-bank revolving credit facility, maturing in August 2005, which serves as backup for commercial paper borrowings. As of March 31, 2002, there were no borrowings under this facility, and the company’s $500 million commercial paper program had no outstanding borrowings. Beginning May 31, 2002, this facility increased to $700 million. There have been no borrowings under this facility since inception.

(2)	These committed facilities were entered into by Construction Products and have no recourse to Centex Corporation. The Senior Revolving Credit Facility matures in November 2003 and the Annually Renewable Commercial Paper Conduit matures in June 2002.

(3)	Financial Services maintains a $20 million uncommitted facility, which is allocated evenly between CTX Mortgage and Home Equity. All borrowings under this facility are guaranteed by Centex Corporation. Centex Corporation, CTX Mortgage and Home Equity on a joint and several basis share in a $125 million uncommitted, unsecured credit facility.

(4)	CTX Mortgage and Home Equity share in $200 million of committed and $242 million of uncommitted secured credit facilities to finance mortgage inventory. CTX Mortgage maintains $105 million of committed secured mortgage warehouse facilities maturing in October 2002 to finance mortgages not sold to HSF-I. Centex Corporation has guaranteed $11.5 million of these facilities.

(5)	The United Kingdom mortgage operation maintains a £10 million uncommitted unsecured line of credit guaranteed by Centex Corporation.

(6)	The amount of available capacity includes $342 million of uncommitted borrowings. Although the Company believes that this capacity is currently available, there can be no assurance that the lenders under the applicable facilities would elect to make advances to the Company or its subsidiaries if and when requested to do so.

     Home Equity finances its inventory of mortgage loans through Harwood Street Funding II, L.L.C. (“HSF-II”), a wholly-owned, consolidated entity, under a revolving sales agreement that expires February 2006 with certain renewal options. This arrangement, where HSF-II has committed to finance all eligible loans, gives Home Equity daily access to HSF-II’s capacity of $1.0 billion. HSF-II obtains funds through the sale of five-year subordinated notes that are rated BBB by Standard & Poor’s (“S&P”), Baa2 by

Moody’s Investors Service (“Moody’s”), and BBB by Fitch Ratings (“Fitch”) and short-term secured liquidity notes, that are rated A1+ by S&P’s, P1 by Moody’s and F1+ by Fitch. Because HSF-II is a consolidated entity, the debt, interest income and interest expense of HSF-II are reflected on the financial statements of Financial Services and the Company.

Harwood Street Funding I, L.L.C.

     CTX Mortgage finances its inventory of mortgage loans principally through sales of Conforming, Jumbo A and GNMA loans to Harwood Street Funding I, L.L.C. (“HSF-I”), an unaffiliated entity established in 1999 that is not consolidated with Financial Services or Centex. These mortgage loans are sold pursuant to a mortgage loan purchase agreement that expires in November 2004, subject to certain renewal options, that we refer to as the “HSF-I Purchase Agreement.” Since 1999, CTX Mortgage has sold substantially all of the Conforming, Jumbo A and GNMA mortgage loans that it originates to HSF-I in accordance with the HSF-I Purchase Agreement. When HSF-I acquires these loans, it typically holds them for a period averaging between 45 and 60 days and then resells them into the secondary market. HSF-I obtains the funds needed to purchase eligible mortgage loans from CTX Mortgage by issuing (i) securitized term debt that is currently rated AAA by S&P and Aaa by Moody’s, (ii) short-term secured liquidity notes that are currently rated A1+ by S&P and P1 by Moody’s and (iii) five year extendable subordinated certificates maturing in November 2004 that are rated BBB by S&P and Baa2 by Moody’s. The purpose of this arrangement is to allow CTX Mortgage to reduce the cost of financing eligible mortgage loans originated by it and to improve its liquidity.

     Under the terms of the HSF-I Purchase Agreement, CTX Mortgage may elect to sell to HSF-I, and HSF-I is obligated to purchase from CTX Mortgage, mortgage loans that satisfy certain eligibility criteria and portfolio requirements. The maximum amount of mortgage loans that HSF-I is allowed to carry in its inventory under the HSF-I Purchase Agreement is limited to $2.0 billion.

     The HSF-I Purchase Agreement currently has a term expiring in November 2004, subject to certain renewal options. In addition, HSF-I’s commitment to purchase eligible mortgage loans is subject to termination upon the occurrence of certain events of default and other termination events described in the HSF-I Purchase Agreement, including a downgrade in Centex’s credit ratings below BB+ by S&P or Ba1 by Moody’s. In the event CTX Mortgage was unable to sell loans to HSF-I, it would need to make other arrangements to finance its mortgage loan origination activities. Although we believe that CTX Mortgage could arrange for alternative financing that is common for non-investment grade mortgage companies, there can be no assurance that such financing would be available on satisfactory terms, and any delay in obtaining such financing could adversely affect the results of operations of CTX Mortgage.

     In accordance with the HSF-I Purchase Agreement, CTX Mortgage acts as servicer of the loans owned by HSF-I and arranges for the sale of the eligible mortgage loans into the secondary market. In its capacity as servicer, CTX Mortgage must act in the best interest of HSF-I so as to maximize the proceeds of sales of eligible mortgage loans. The performance and payment of obligations of CTX Mortgage, in its capacity as servicer, are guaranteed by Centex. These servicer obligations include the obligation of the servicer to repurchase a mortgage loan from HSF-I in the event of a breach of the servicer’s representations and warranties, which materially and adversely affects the value of the mortgage loan and is not cured within 60 days.

     HSF-I has entered into a swap arrangement with a bank (the “Harwood Swap”) under which the bank has agreed to make certain payments to HSF-I, and HSF-I has agreed to make certain payments to the bank, the net effect of which is that the bank has agreed to bear certain interest rate risks, non-credit related market risks and prepayment risks related to the mortgage loans held by HSF-I. The purpose of this arrangement is to provide credit enhancement to HSF-I by permitting it to hedge these risks with a counterparty having a short-term credit rating of A1+ from S&P and P1 from Moody’s. Additionally, Centex has entered into a separate swap arrangement with the bank pursuant to which Centex has agreed to pay to the bank all amounts that the bank is required to pay to HSF-I pursuant to the Harwood Swap plus a monthly fee equal to a percentage of the notional amount of the Harwood Swap and the bank is required to pay to Centex all amounts that bank receives from HSF-I pursuant to the Harwood Swap. Accordingly, Centex effectively bears all interest rate risks, non-credit related market risks and prepayment risks that are the subject of the Harwood Swap. Centex is also required to reimburse the bank for certain expenses, costs and damages that it may incur.

     As of March 31, 2002, HSF-I owned $1.34 billion in securitized residential mortgage loans sold to it by CTX Mortgage and had $1.25 billion of outstanding securitized term debt and $93.0 million of outstanding subordinated certificates. The Company does not guarantee the payment of any debt or subordinated certificates of HSF-I and is not liable for credit losses relating to securitized residential mortgage loans sold to HSF-I. However, the Company retains certain risks related to the portfolio of mortgage loans held by HSF-I. In particular, CTX Mortgage makes representations and warranties to HSF-I to the effect that each mortgage loan sold to HSF-I satisfies the eligibility criteria and portfolio requirements discussed above. CTX Mortgage may be required to repurchase mortgage loans sold to HSF-I if such mortgage loans are determined to be ineligible loans or there occur certain other breaches of representations and warranties of CTX Mortgage, as seller or servicer. During fiscal 2002, CTX Mortgage sold $10.2 billion of mortgage loans to HSF-I.

(G) CAPITAL STOCK AND EMPLOYEE BENEFIT PLANS

Stockholder Rights Plan

     On October 2, 1996, the Board of Directors of the Company (the “Board”) adopted a new stockholder rights plan (“Plan”) to replace the original rights plan, which expired on October 1, 1996. In connection with the Plan, the Board authorized and declared a dividend of one right (“Right”) for each share of Common Stock of the Company to all stockholders of record at the close of business on October 15, 1996. After giving effect to the Company’s two-for-one stock split effective March 2, 1998, and the April 2002 amendment to the Plan increasing the exercise price, each Right entitles its holder to purchase one two-hundredths of a share of a new series of preferred stock designated Junior Participating Preferred Stock, Series D, at an exercise price of $210.00. The Rights will become exercisable upon the earlier of ten days after the first public announcement that a person or group has acquired beneficial ownership of 15% or more of the Common Stock or ten business days after a person or group announces an offer, the consummation of which would result in such person or group beneficially owning 15% or more of the Common Stock (even if no purchases actually occur), unless such time periods are deferred by appropriate Board action. The Plan excludes FMR Corp. from causing the rights to become exercisable until such time as FMR Corp., together with certain affiliated and associated persons, collectively own 20% or more of the Common Stock.

     If any person or group acquires beneficial ownership of 15% or more (or 20% or more in the case of FMR Corp.) of the Common Stock, the Rights will entitle a holder (other than such person or any member of such group) to buy, at the exercise price, a number of additional shares of Common Stock having a market value of twice the exercise price of each Right. Alternatively, if a person or group has acquired 15% or more (or 20% or more in the case of FMR Corp.) of the Common Stock, but less than 50% of the Common Stock, the Company may at its option exchange each Right of a holder (other than such person or any member of such group) for one share of Common Stock. If the Company is involved in a merger or other business combination at any time after a person or group has acquired beneficial ownership of 15% or more (or 20% or more in the case of FMR Corp.) of the Common Stock or if, after reaching such 15% threshold, the Company were to sell 50% or more of its assets or earning power, the Rights will entitle a holder to buy, at the exercise price, a number of shares of common stock of the acquiring Company having a market value of twice the exercise price of each Right. In general, the Rights are redeemable at $.01 per

Right until 15 days after the Rights become exercisable as described above. Unless earlier redeemed, the Rights will expire on October 12, 2006.

Stock Options

     Stock options granted under the Centex 2001 Director and Officer Stock Option Plan (the “2001 Plan”) and the Fourth Amended and Restated 1998 Centex Corporation Employee Non-Qualified Stock Option Plan (the “1998 Plan”) may not be granted at less than fair market value. Although the Centex Corporation Amended and Restated 1987 Stock Option Plan (the “1987 Plan”) provides that stock options may be granted at less than fair market value, the Company has consistently followed the practice of issuing options at or above fair market value. The 1987 Plan expired in fiscal 2002. Stock options granted under the Centex Corporation Stock Option Plan (the “Centex Plan”) were not granted at less than fair market value. The Centex Plan expired in fiscal 1999. Under all four plans, the option periods and the dates that the shares covered by the options may first become exercisable may vary within a maximum period of ten years at which time these options expire.

     The Company records proceeds from the exercise of stock options as additions to common stock and capital in excess of par value. The federal tax benefit, if any, is considered additional capital in excess of par value. The Company accounts for stock options using the intrinsic value method of accounting as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In general, no expense is recognized related to the Company’s stock options because the stock options are granted at or above fair market value.

     A summary of the activity of the stock option plans is presented below:

			For the Years Ended March 31,

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price	of Shares	Price

Options Outstanding, Beginning of Year	6,872,169	$27.52	7,370,571	$28.23	6,763,748	$22.46
Options Granted At Fair Market Value	1,702,710	$39.42	2,108,300	$24.01	42,500	$27.53
Above Fair Market Value	—	$—	—	$—	2,337,590	$36.06
Options Exercised	(1,385,659)	$22.19	(1,159,166)	$15.30	(1,336,568)	$11.40
Options Cancelled	(50,315)	$32.12	(1,447,536)	$35.82	(436,699)	$32.24

Options Outstanding, End of Year	7,138,905	$31.36	6,872,169	$27.52	7,370,571	$28.23

Options Exercisable, End of Year	3,776,873		3,418,766		3,546,606

Shares Available for Future Stock Option Grants, End of Year	2,467,738		2,461,813		3,121,938

Weighted-Average Fair Value of Options Granted During the Year	$21.32		$13.14		$14.80

     Using the treasury stock method, which assumes that any proceeds together with the related tax benefits from the exercise of options would be used to purchase Common Stock at current prices, the dilutive effect of the options on outstanding shares as of March 31, 2002 would have been 3.3%. This is significantly less than appears on a gross basis when compared to the 61,171,149 shares of Common Stock outstanding as of March 31, 2002.

     The following table summarizes information about stock options outstanding at March 31, 2002:

		Options Outstanding		Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
	of Shares	Contractual	Exercise	of Shares	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Outstanding	Price

$12.56 - $23.81	2,826,600	6.79	$21.22	1,553,490	$19.75
$25.06 - $38.69	2,648,426	6.49	$37.09	1,806,186	$37.39
$39.36 - $49.63	1,658,179	6.06	$39.39	415,772	$39.42
$54.75	5,700	6.77	$54.75	1,425	$54.75

	7,138,905	6.51	$31.36	3,776,873	$30.37

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123”). Accordingly, no compensation cost has been recognized for the stock options. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards in fiscal 2002, 2001 and 2000 consistent with the provisions of SFAS No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

	For the Years Ended March 31,

	2002	2001	2000

Net Earnings — as Reported	$382,226	$281,977	$257,132
Net Earnings — Pro Forma	$357,753	$257,504	$231,399
Earnings Per Share — as Reported Basic	$6.31	$4.77	$4.34
Diluted	$6.11	$4.65	$4.22
Earnings Per Share — Pro Forma Basic	$5.91	$4.36	$3.90
Diluted	$5.72	$4.24	$3.80

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Years Ended March 31,

	2002	2001	2000

Expected Volatility	47.0%	43.5%	35.0%
Risk-Free Interest Rate	5.4%	6.3%	5.5%
Dividend Yield	0.4%	0.7%	0.5%
Expected Life (Years)	7	8	8

     The following table summarizes information about equity compensation plans as of March 31, 2002:

Plan Category	Plan	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]

Equity compensation
plans approved by	1987	4,140,525	$30.14	—
stockholders	2001	19,790	$40.11	1,722,210
Equity compensation
plans not approved by stockholders	1998	2,978,590	$32.99	745,528

Total		7,138,905	$34.41	2,467,738

     Subsequent to year end, the Board amended the 1998 Plan to allow for the issuance of an additional 1.5 million shares.

Employee Benefit Plans

     Benefits are provided to eligible employees of the Company and certain subsidiaries under the Company’s profit sharing plans. The plans operate on a calendar year. The aggregate cost of these plans to the Company was $25.2 million in fiscal 2001, $21.6 million in fiscal 2000 and $17.8 million in fiscal 1999.

(H) COMPREHENSIVE INCOME

     Comprehensive income is summarized below:

	For the Years Ended March 31,

	2002	2001	2000

Net Earnings	$382,226	$281,977	$257,132
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	2,622	(5,001)	(96)
Unrealized Gain (Loss) on Investments	552	1,152	(1,152)
Unrealized Loss on Hedging Instruments	(11,033)	—	—

Comprehensive Income	$374,367	$278,128	$255,884

     The Foreign Currency Translation Adjustments are primarily the result of Centex’s investment in Centex Development Company, L.P. and its subsidiaries, that have separate financial statements included elsewhere in this Report. The Unrealized Loss on Hedging Instruments represents the unrealized loss on swap agreements designated as cash flow hedges. The accounting for these derivative financial instruments is discussed in detail in Note (N) of this Report. The Unrealized Gain (Loss) on Investments represents mark to market adjustments to securities available for sale by the Company.

     The components of Accumulated Other Comprehensive Loss are as follows:

	For the Year Ended March 31, 2002

	Before Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount

Foreign Currency Translation Adjustments	$(3,808)	$1,333	$(2,475)
Unrealized Gain on Investments	849	(297)	552
Unrealized Loss on Hedging Instruments	(16,974)	5,941	(11,033)

Accumulated Other Comprehensive Loss	$(19,933)	$6,977	$(12,956)

     As of March 31, 2001, Accumulated Other Comprehensive Loss was made up of $7,842 ($5,097 net of tax) in foreign currency translation adjustments.

(I) INCOME TAXES

     The provision for income taxes includes the following components:

	For the Years Ended March 31,

	2002	2001	2000

Current Provision
Federal	$219,160	$121,083	$143,101
State	33,686	25,252	22,228

	252,846	146,335	165,329

Deferred (Benefit) Provision
Federal	(19,260)	15,313	(3,274)
State	2,953	(7,294)	(2,326)

	(16,307)	8,019	(5,600)

Provision for Income Taxes	$236,539	$154,354	$159,729

     The difference between income taxes computed at the federal statutory rate of 35% and the actual amounts were as follows:

	For the Years Ended March 31,

	2002	2001	2000

Financial Income Before Taxes	$618,765	$436,331	$416,861

Income Taxes at Statutory Rate	$216,568	$152,716	$145,902
Increases (Decreases) in Tax Resulting from -
State Income Taxes, net	23,388	10,909	10,265
Negative Goodwill Accretion	—	(17,013)	(6,000)
Other	(3,417)	7,742	9,562

Provision for Income Taxes	$236,539	$154,354	$159,729

Effective Tax Rate	38%	35%	38%

     The deferred income tax (benefit) provision results from the following temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes:

	For the Years Ended March 31,

	2002	2001	2000

Basis in Long-Lived Assets	$2,935	$7,240	$7,666
Uniform Capitalization for Tax Reporting	(3,384)	(14,502)	—
Excess Tax Depreciation and Amortization	32,383	21,242	7,626
Securitization Reporting Differences	(25,663)	(12,196)	(9,567)
Financial Accrual Changes and Other	(22,578)	6,235	(11,325)

Deferred Income Tax (Benefit) Provision	$(16,307)	$8,019	$(5,600)

     Components of deferred income taxes are as follows:

	March 31,

	2002	2001

Deferred Tax Assets
Basis in Long-Lived Assets	$8,871	$12,313
Net Operating Loss Carryforwards	195,968	132,114
Uniform Capitalization for Tax Reporting	50,053	46,579
Financial Accruals	134,204	86,699
State Income Taxes	10,228	8,769
Securitization Reporting Differences	46,346	20,683
All Other	13,299	9,559

Total Deferred Tax Assets	458,969	316,716
Valuation Allowance for Deferred Tax Assets	(181,847)	(130,766)

Net Deferred Tax Assets	277,122	185,950

Deferred Tax Liabilities
Deferred Income and Expenses	16,792	—
Excess Tax Depreciation and Amortization	104,189	57,711
Interest and Real Estate Taxes Expensed as Incurred	21,895	19,827
Investment in Construction Products	36,398	34,753
Consolidated Return Regulation Deferrals	6,872	6,597
All Other	14,809	8,608

Total Deferred Tax Liabilities	200,955	127,496

Net Deferred Tax Assets	$76,167	$58,454

     At March 31, 2002, the Company had $519.6 million of net operating loss carryforwards available to reduce future federal taxable income that, if unused, expire in fiscal years 2004 to 2023. Of those carryovers, $142.7 million resulted from the Company’s 2002 acquisition of NAB Asset Corporation (“NAB”). An additional valuation allowance of $68.0 million was established to offset the deferred tax assets of NAB at the time of acquisition. This valuation allowance was reduced by $16.4 million during fiscal 2002, of which $8.2 million was applied to reduce goodwill and an additional $8.2 million reduced the Company’s income tax provision as a portion of those deferred tax assets was utilized. Construction Products incurred a net operating loss for tax purposes of $41.0 million in fiscal 2002 that will expire if unused by fiscal 2022.

(J) CENTEX DEVELOPMENT COMPANY, L.P.

     The Partnership is a master limited partnership formed by Centex in March 1987 to broaden Centex’s business to include general real estate development. Centex believed that this expansion would improve stockholder value through longer-term real estate investments, real estate developments and the benefits of the partnership form of business. Because the real estate development business generally requires a longer time horizon to maximize value than Centex’s core homebuilding operations and typically involves substantial acquisition and development indebtedness, Centex concluded that this new line of business could best be conducted through the Partnership, an independent, publicly-traded entity that is not consolidated with Centex for financial reporting purposes.

     The Partnership is authorized to issue three classes of limited partnership interest. Centex indirectly holds 100% of the Partnership’s Class A and Class C limited partnership units (“Class A Units” and “Class C Units,” respectively), which are collectively convertible into 20% of the Partnership’s Class B limited partnership units (“Class B Units”). The Partnership may issue additional Class C Units in connection with the acquisition of real property and other assets. No Class B Units have been issued. However, the stockholders of Centex hold warrants to purchase approximately 80% of the Class B Units. The warrants are held through a nominee arrangement and trade in tandem with the common stock of Centex.

     As holder of the Class A and Class C Units, Centex is entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of its capital contributions to the Partnership, adjusted for cash and other distributions representing return of capital. As of March 31, 2002, these adjusted capital contributions, or Unrecovered Capital, were $241.1 million and preference payments in arrears totaled $41.4 million. The Partnership has made no preference payments since fiscal 1998.

     The Partnership is managed by its general partner, 3333 Development Corporation, a wholly-owned subsidiary of 3333 Holding Corporation (“Holding”). The common stock of Holding is held by the stockholders of Centex through a nominee arrangement and trades in tandem with the common stock of Centex. The stockholders of Centex elect the four-person board of directors of Holding, three of whom are independent outside directors who are not directors, affiliates or employees of Centex. Thus, through Holding, the stockholders of Centex control the general partner of the Partnership. The general partner, through its independent board and the independent board of Holding, including its non-executive Chairman, oversees the Partnership’s activities, including the acquisition, development, maintenance, operation and sale of properties. Consent of the limited partners for the activities of the Partnership is not required, and the limited partners cannot remove the general partner. As a result, Centex accounts for its limited partnership’s interest in the Partnership using the equity method of accounting for investments.

     Supplementary condensed combined financial statements for Centex and subsidiaries, Holding and subsidiary and the Partnership and subsidiaries are set forth below. For additional information on Holding and subsidiary and the Partnership and subsidiaries, see their separate financial statements and related footnotes included elsewhere in this Report.

Supplementary Condensed Combined Balance Sheets of Centex and Subsidiaries,
Holding and Subsidiary and Partnership and Subsidiaries

	March 31,

	2002	2001

Assets
Cash and Cash Equivalents	$242,254	$60,786
Restricted Cash	106,270	57,428
Receivables	4,066,401	2,613,035
Inventories	3,283,719	2,629,733
Investments in Joint Ventures and Other	99,962	72,679
Property and Equipment, net	723,497	732,490
Other Assets	862,580	757,882

	$9,384,683	$6,924,033

Liabilities and Stockholders’ Equity
Accounts Payable and Accrued Liabilities	$1,546,334	$1,352,467
Short-term Debt	545,789	602,185
Long-term Debt	5,020,116	3,111,607
Minority Stockholders’ Interest	155,671	143,710
Stockholders’ Equity	2,116,773	1,714,064

	$9,384,683	$6,924,033

Supplementary Condensed Combined Statements of Earnings of Centex and
Subsidiaries, Holding and Subsidiary and Partnership and Subsidiaries

	For the Years Ended March 31,

	2002	2001	2000

Revenues	$8,114,891	$7,048,573	$6,380,125
Cost of Sales	7,494,369	6,612,484	5,959,430

Earnings Before Income Taxes	620,522	436,089	420,695
Income Taxes	238,296	154,112	163,563

Net Earnings	382,226	281,977	257,132
Other Comprehensive Loss	(12,956)	(3,849)	(1,248)

Comprehensive Income	$369,270	$278,128	$255,884

(K) BUSINESS SEGMENTS

     The Company operates in five principal business segments: Home Building, Financial Services, Construction Products, Construction Services and Investment Real Estate. These segments operate primarily in the United States, and their markets are nationwide. Revenues from any one customer are not significant to the Company.

     Intersegment revenues and investments in joint ventures are not material and are not shown in the following tables. The investment in the Partnership (approximately $269.2 million) is included in the Investment Real Estate segment.

Home Building

     Home Building’s operations involve the purchase and development of land or lots and the construction and sale of single-family and multi-family homes.

Financial Services

     Financial Services’ operations consist primarily of home financing, sub-prime home equity lending and the sale of title insurance and other various insurance coverages. These activities include mortgage origination, servicing and other related services for homes sold by Centex subsidiaries and others. Financial Services’ revenues include interest income of $266.9 million, $123.8 million and $83.4 million in fiscal 2002, 2001 and 2000, respectively. Substantially all of Centex’s interest income in each year is earned by the Financial Services segment. Financial Services’ cost of sales is comprised of interest expense related to debt issued to fund its home financing, sub-prime home equity lending activities.

Construction Products

     Construction Products’ operations involve the manufacture, production, distribution and sale of cement, gypsum wallboard, recycled paperboard, aggregates and readymix concrete. The Company owned 65.2%, 65.2% and 64.4% of Centex Construction Products, Inc. at March 31, 2002, 2001 and 2000, respectively.

Construction Services

     Construction Services’ operations involve the construction of buildings for both private and government interests including office, commercial and industrial buildings, hospitals, hotels, correctional facilities, educational institutions, museums, libraries, airport facilities and sports facilities. As this segment generates significant positive cash flow, intercompany interest income (credited at the prime rate in effect) of $7.1 million, $9.1 million, and $8.4 million for fiscal 2002, 2001 and 2000, respectively, is included in the evaluation of this segment. However, the intercompany interest income is eliminated in consolidation and excluded from the table presented below.

Investment Real Estate

     Investment Real Estate’s operations involve the acquisition, development and sale of land, primarily for industrial, office, multi-family, retail, residential and mixed-use projects. Investment Real Estate also recorded revenues, under the equity method of accounting for investments, from its investment in the Partnership of $18.7 million, $4.6 million, and $0.5 million for fiscal 2002, 2001 and 2000, respectively. Property sales related to Investment Real Estate’s nominally-valued assets resulted in operating margins of $35.8 million, $13.6 million, and $19.6 million in fiscal 2002, 2001 and 2000, respectively.

Other

     The Company’s manufactured homes and home services operations are not material for purposes of segment reporting and have therefore been included in Other for reporting purposes.

     Other’s selling, general and administrative expenses in the table below include corporate general and administrative expenses of $50.2 million, $36.9 million and $33.0 million; interest expense of $115.8 million, $99.1 million and $66.8 million and minority interest of $20.8 million, $32.4 million and $64.8 million for fiscal 2002, 2001 and 2000, respectively.

	For the Year Ended March 31, 2002
	(Dollars in millions)

	Home	Financial	Construction	Construction	Investment
	Building	Services	Products	Services	Real Estate	Other	Total

Revenues	$4,984.8	$699.8	$471.1	$1,296.0	$72.4	$224.3	$7,748.4
Cost of Sales	(3,713.4)	(159.1)	(389.7)	(1,196.1)	(12.1)	(139.5)	(5,609.9)
Selling, General & Administrative Expenses	(743.9)	(426.0)	(5.5)	(63.7)	(12.2)	(268.4)	(1,519.7)

Earnings (Loss) Before Income Tax	$527.5	$114.7	$75.9	$36.2	$48.1	$(183.6)	$618.8

Identifiable Assets	$3,020.0	$4,148.0	$689.6	$260.2	$309.7	$558.0	$8,985.5
Capital Expenditures	$20.9	$10.7	$19.0	$3.9	$0.1	$17.7	$72.3
Depreciation and Amortization	$16.2	$15.8	$35.8	$2.6	$0.4	$19.8	$90.6

There was no goodwill amortization or negative goodwill accretion in fiscal 2002.

	For the Year Ended March 31, 2001
	(Dollars in millions)

	Home	Financial	Construction	Construction	Investment
	Building	Services	Products	Services	Real Estate	Other	Total

Revenues	$4,356.2	$463.6	$441.1	$1,290.4	$33.0	$126.4	$6,710.7
Cost of Sales	(3,304.9)	(92.6)	(335.1)	(1,199.9)	(11.0)	(113.0)	(5,056.5)
Selling, General &
Administrative Expenses	(625.9)	(351.3)	(6.6)	(59.6)	(21.9)	(203.4)	(1,268.7)
Negative Goodwill	—	—	—	—	50.8	—	50.8

Earnings (Loss) Before Income Tax	$425.4	$19.7	$99.4	$30.9	$50.9	$(190.0)	$436.3

Identifiable Assets	$2,510.5	$2,490.1	$761.1	$248.2	$270.2	$368.9	$6,649.0
Capital Expenditures	$18.4	$12.2	$16.3	$6.3	$0.6	$15.1	$68.9
Depreciation and Amortization	$16.6	$15.3	$24.9	$3.0	$0.1	$31.5	$91.4
Goodwill and Negative
Goodwill Accretion	$5.8	$2.5	$1.0	$0.1	$(50.8)	$17.4	$(24.0)

	For the Year Ended March 31, 2000
	(Dollars in millions)

	Home	Financial	Construction	Construction	Investment
	Building	Services	Products	Services	Real Estate	Other	Total

Revenues	$3,686.8	$430.6	$470.5	$1,205.8	$30.9	$183.5	$6,008.1
Cost of Sales	(2,852.3)	(61.7)	(295.6)	(1,130.7)	(7.6)	(143.7)	(4,491.6)
Selling, General & Administrative Expenses	(511.3)	(336.4)	(6.2)	(51.6)	(9.2)	(200.9)	(1,115.6)
Negative Goodwill	—	—	—	—	16.0	—	16.0

Earnings (Loss) Before Income Tax	$323.2	$32.5	$168.7	$23.5	$30.1	$(161.1)	$416.9

Identifiable Assets	$2,204.4	$771.5	$410.8	$235.8	$66.4	$299.0	$3,987.9
Capital Expenditures	$12.6	$39.6	$28.0	$7.5	$—	$8.5	$96.2
Depreciation and Amortization	$14.0	$14.1	$18.6	$2.9	$0.1	$15.3	$65.0
Goodwill and Negative Goodwill Accretion	$5.4	$2.2	$0.1	$0.2	$(16.0)	$6.3	$(1.8)

(L) FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires companies to disclose the estimated fair value of their financial instrument assets and liabilities. The estimated fair values shown below have been determined using current quoted market prices where available and, where necessary, estimates based on present value methodology suitable for each category of financial instruments. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. All assets and liabilities that are not considered financial instruments have been valued using historical cost accounting.

     The consolidated carrying values of Cash and Cash Equivalents, Restricted Cash, Mortgage Securitization Residual Interest, Other Receivables, Accounts Payable and Accrued Liabilities and Short-term Debt approximate their fair values. The carrying values and estimated fair values of other financial assets and liabilities were as follows:

	March 31,

	2002			2001

	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value

		(Dollars in thousands)
Financial Assets
Residential Mortgage Loans Held for
Investment	$3,254,017	$3,264,165	(1)	$1,771,831	$1,778,903	(1)
Residential Mortgage Loans Held for
Sale	$241,793	$242,562	(1)	$224,915	$233,883	(1)
Financial Liabilities
Non-Financial Services Long-term
Debt	$1,773,122	$1,810,119	(2)	$1,464,993	$1,495,525	(2)
Financial Services Long-term Debt	$3,170,402	$3,199,150	(2)	$1,575,868	$1,598,950	(2)

(1)	Fair values are based on quoted market prices for similar instruments.

(2)	Fair values are based on a present value discounted cash flow with the discount rate approximating current market for similar instruments.

(M) COMMITMENTS AND CONTINGENCIES

     In order to ensure the future availability of land for homebuilding, the Company has deposited or invested $68.0 million as of March 31, 2002 as options toward the purchase of undeveloped land and developed lots having a total purchase price of approximately $1.5 billion. These options expire at various dates through the year 2007.

     In the normal course of its business, the Company and/or its subsidiaries are named as defendants in certain suits filed in various state and federal courts. Management believes that none of the litigation matters in which the Company or any subsidiary is involved would have a material adverse effect on the consolidated financial condition or operations of the Company.

     The Company has certain deductible limits under its workers’ compensation, automobile and general liability insurance policies for which reserves are established based on the estimated costs of known and anticipated claims.

     The Company leases certain office facilities and other equipment under operating leases. Future minimum payments under the noncancelable leases are as follows: 2003 — $50.2 million; 2004 — $42.3 million; 2005 — $34.0 million; 2006 — $25.5 million; 2007 — $20.3 million and thereafter — $68.6 million.

     Rental expense for the years ended March 31, 2002, 2001 and 2000 was $49.7 million, $38.5 million and $25.1 million, respectively.

(N) DERIVATIVES AND HEDGING

     The Company is exposed to the risk of interest rate fluctuations on its debt and other obligations. As part of its strategy to manage the obligations that are subject to changes in interest rates, the Company has entered into various interest rate swap agreements, designated as cash flow hedges as described below. The swap agreements are recorded at their fair value in Other Assets or Accrued Liabilities in the condensed consolidated balance sheets. To the extent the hedging relationship is effective, gains or losses in the fair value of the derivative are deferred as a component of Stockholders’ Equity through Other Comprehensive (Loss) Income. Fluctuations in the fair value of the ineffective portion of the derivative would be reflected in the current period earnings.

     Centex Corporation and Construction Products each have interest rate swap agreements that, in effect, fix the variable interest rate on a portion of their outstanding debt at March 31, 2002. During the year ended March 31, 2002, there was no hedge ineffectiveness related to these derivatives. These swaps expire at varying times through October 2005. Amounts to be received or paid under the swap agreements are recognized as a change in interest incurred on the related debt instrument. Based on the balance in Accumulated Other Comprehensive Loss at March 31, 2002 related to these derivatives, the Company would estimate increases in interest incurred over the next 12 months to be approximately $3 million. As of March 31, 2002, the liability and the balance in Accumulated Other Comprehensive Loss related to these derivatives was $4.3 million ($2.8 million net of tax).

     Financial Services, through Home Equity, uses interest rate swaps to hedge the market risk associated with the anticipated issuance of fixed rate securitization debt used to finance sub-prime mortgages. Changes in fair value of these derivatives are deferred in Accumulated Other Comprehensive Loss and recorded through current earnings as an adjustment of the interest incurred over the life of the securitization debt. Home Equity also uses interest rate swaps that, in effect, fix the interest rate on its variable interest rate debt. Amounts to be received or paid as a result of these swap agreements are recognized as adjustments to interest incurred on the related debt instrument. During the year ended March 31, 2002, there was no hedge ineffectiveness related to these interest rate swaps. These swaps expire at varying times through January 2008. Based on the balance in Accumulated Other Comprehensive Loss at March 31, 2002 related to these derivatives, the Company would estimate adjustments to interest incurred over the next 12 months to be a reduction of approximately $1 million. As of March 31, 2002, the asset and the balance in Accumulated Other Comprehensive Loss related to these derivatives was $0.7 million ($0.5 million net of tax).

     Financial Services, through CTX Mortgage, enters into interest rate lock commitments (“IRLCs”) with its customers under which CTX Mortgage agrees to make mortgage loans at agreed upon rates within a period of time, generally from 1 to 30 days, if certain conditions are met within the terms of the IRLCs. In order to hedge the risk of fluctuations in the value of these IRLCs and mortgage loans held by CTX Mortgage, CTX Mortgage executes mandatory forward trades of mortgage loans and mortgage backed securities. CTX Mortgage also uses mandatory forward trades to hedge the Company’s obligation, created through the Harwood Swap, to protect against certain interest rate risk, non-credit related market risk and prepayment risk related to mortgage loans held by HSF-I, an unaffiliated entity that is not consolidated with Financial Services or the Company. The Company has elected not to utilize hedge accounting treatment under SFAS 133 for these derivatives. Initially, the fair value of the IRLCs is recorded on the balance sheet as a deferred item. Subsequent changes in the fair value of the IRLCs, mandatory forward trades and swaps are recorded as an adjustment to earnings. The net change in the estimated fair value of these derivative positions resulted in a gain of $4.8 million for the year ended March 31, 2002.

(O) RELATED PARTY TRANSACTIONS

     Centex Homes purchased land from the Partnership during fiscal 2002, 2001 and 2000 totaling $1.7 million, $21.1 million (including the purchase of the Partnership’s Domestic Home Building operation) and $5.4 million, respectively.

     During fiscal 2002 and 2001, Centex Homes deposited $9.1 million with the Partnership as option deposits for the purchase of 345 acres in Florida, Hawaii, Nevada and South Carolina. Centex Homes also entered into agreements to reimburse the Partnership for certain costs and fees incurred in the Partnership’s purchase of these tracts of land. During fiscal 2002, Centex Homes paid $1.4 million to the Partnership in fees and reimbursements pursuant to these agreements. Centex Homes expects to pay an additional $62.6 million to the Partnership to complete the purchase of these tracts of land over the next three years.

     Construction Services has executed contracts with the Partnership for the construction of multi-family apartments, a recreational ice skating facility, two office buildings and two industrial facilities. These contracts totaled $15.0 million, $14.9 million and $43.2 million in fiscal 2002, 2001 and 2000, respectively. During fiscal 2002 and 2001, the Partnership paid $10.0 million and $7.7 million, respectively, to Construction Services pursuant to these contracts.

Report of Independent Auditors

TO THE BOARD OF DIRECTORS OF CENTEX CORPORATION AND SUBSIDIARIES:

     We have audited the accompanying consolidated balance sheets of Centex Corporation and subsidiaries as of March 31, 2002 and 2001, and the related statements of consolidated earnings, consolidated stockholders’ equity and consolidated cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Centex Corporation and subsidiaries at March 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States.

     Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental balance sheet and cash flow data of Centex Corporation and Financial Services and the supplemental revenue and earnings data by line of business are presented for purposes of additional analysis and are not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ ERNST & YOUNG LLP
Dallas, Texas

May 31, 2002

Quarterly Results (Unaudited)
(Dollars in thousands, except per share data)

	For the Years Ended March 31,

	2002	2001

First Quarter
Revenues	$1,709,145	$1,436,622
Earnings Before Income Taxes	$117,986	$78,069
Net Earnings	$75,216	$48,205
Earnings Per Share
Basic	$1.25	$.82
Diluted	$1.22	$.81
Average Shares Outstanding
Basic	60,174,973	58,803,345
Diluted	61,910,092	59,854,565
Second Quarter
Revenues	$1,883,633	$1,615,784
Earnings Before Income Taxes	$152,314	$95,925
Net Earnings	$93,389	$59,094
Earnings Per Share
Basic	$1.54	$1.00
Diluted	$1.50	$.98
Average Shares Outstanding
Basic	60,568,258	58,954,694
Diluted	62,289,902	60,303,878
Third Quarter
Revenues	$1,894,484	$1,653,498
Earnings Before Income Taxes	$157,935	$110,494
Net Earnings	$96,145	$68,467
Earnings Per Share
Basic	$1.59	$1.16
Diluted	$1.54	$1.12
Average Shares Outstanding
Basic	60,554,328	59,080,788
Diluted	62,429,572	60,929,675
Fourth Quarter
Revenues	$2,261,168	$2,004,831
Earnings Before Income Taxes	$190,530	$151,843
Net Earnings	$117,476	$106,211
Earnings Per Share
Basic	$1.93	$1.78
Diluted	$1.85	$1.73
Average Shares Outstanding
Basic	60,949,857	59,549,480
Diluted	63,486,498	61,562,118

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE"

     On March 23, 2002, the Audit Committee of Centex Corporation’s Board of Directors approved the engagement of Ernst & Young LLP as our independent auditors for the fiscal year ending March 31, 2002, to replace Arthur Andersen LLP, who was dismissed as our auditors effective as of that date. This action followed the Audit Committee’s decision to seek proposals from independent accountants to audit our financial statements.

     Arthur Andersen’s audit reports on our financial statements as of and for the two most recent fiscal years, that ended March 31, 2000 and 2001, respectively, did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     During the fiscal years that ended March 31, 2000 and 2001 and the subsequent interim period through March 23, 2002:

(i)	there were no disagreements between Arthur Andersen and us on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen’s satisfaction, would have caused Arthur Andersen to make reference to the subject matter of the disagreement in connection with its reports;

(ii)	none of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred; and

(iii)	we did not consult with Ernst & Young regarding any of the matters or events described in item 304(a)(2)(i) and (ii) of Regulation S-K.

     We provided Arthur Andersen with a copy of the foregoing statements. A letter from Arthur Andersen, dated March 27, 2002, stating its agreement with such statements as filed with the SEC, is attached to this Report as Exhibit 16.1.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Except for the information relating to the executive officers of the Company that follows Item 4 of Part I of Part A of this Report and is incorporated herein by reference, the information called for by Items 10, 11, 12 and 13 is incorporated herein by reference to the information included and referenced under the following captions in the Company’s Proxy Statement for the July 18, 2002 Annual Meeting of Stockholders:

Item	Caption in the 2002 Proxy Statement
10	Election of Directors
10	Section 16(a) Beneficial Ownership Reporting Compliance
11	Executive Compensation
12	Security Ownership of Management and Certain Beneficial Owners
13	Certain Transactions

ITEM 11. EXECUTIVE COMPENSATION

     See Item 10 above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See Item 10 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See Item 10 above for information respecting indebtedness to Centex of certain officers and directors.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)	The following documents are filed as part of this Report:

(1) Financial Statements

The consolidated balance sheets of Centex Corporation and subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2002, together with the accompanying Notes to Consolidated Financial Statements and the Report of Independent Auditors on pages 51-85 of this Report.

(2) Schedules

Schedules are omitted because they are not applicable or not required or the information required to be set forth therein is included in the consolidated financial statements referenced above in section (a) (1) of this Item 14.

(3) Exhibits

The information on exhibits required by this Item 14 is set forth in the Centex Index to Exhibits appearing on pages 148-150 of this Report.

b)	Reports on Form 8-K:

Current Report on Form 8-K of Centex Corporation dated January 8, 2002 reflecting a decrease in the aggregate initial offering amount of the Company’s Senior Medium-Term Notes, Series E and/or Subordinated Medium-Term Notes, Series E from $500 million to $350 million.

Current Report on Form 8-K of Centex Corporation dated January 8, 2002 filing certain documents relating to the public offering of $350 million aggregate principal amount of the Company’s 7 1/2% senior notes due 2012.

Current Report on Form 8-K of Centex Corporation dated January 23, 2002 announcing the Company’s financial results for the quarter and nine months ended December 31, 2001.

Current Report on Form 8-K of Centex Corporation dated February 27, 2002 reaffirming the Company’s previous statements regarding net earnings in fiscal years 2002, 2003 and 2004.

Amended Current Report on Form 8-K/A of Centex Corporation dated March 23, 2002 announcing the engagement of Ernst & Young LLP as the Company’s independent auditors.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTEX CORPORATION

Registrant

June 19, 2002	By:	/s/ LAURENCE E. HIRSCH

Laurence E. Hirsch, Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

June 19, 2002	By:	/s/ LAURENCE E. HIRSCH

Laurence E. Hirsch, Chairman of the Board and Chief Executive Officer (principal executive officer)

June 19, 2002	By:	/s/ LELDON E. ECHOLS

Leldon E. Echols, Executive Vice President and Chief Financial Officer (principal financial officer)

June 19, 2002	By:	/s/ MARK A. BLINN

Mark A. Blinn, Vice President — Controller and Financial Strategy (principal accounting officer)

	Directors:	Barbara T. Alexander, Juan L. Elek, Laurence E. Hirsch, Clint W. Murchison, III, Charles H. Pistor, Jr., Frederic M. Poses, David W. Quinn, Thomas M. Schoewe, Paul R. Seegers and Paul T. Stoffel

June 19, 2002	By:	/s/ LAURENCE E. HIRSCH

Laurence E. Hirsch, Individually and as Attorney-in-Fact*

*	Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

PART B.

3333 HOLDING CORPORATION AND SUBSIDIARY
AND CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES

PREFATORY STATEMENT

     Part B of this Report (pages 91-147) includes information relating to 3333 Holding Corporation, SEC File No. 1-9624, and Centex Development Company, L.P., SEC File No. 1-9625. In Part B of this Report, we refer to 3333 Holding Corporation and its subsidiary as Holding and to Centex Development Company, L.P. and its subsidiaries as the Partnership. Whenever we refer to Holding in this Part B we are also referring to its subsidiary, 3333 Development Corporation, or Development, a Nevada corporation which is the sole general partner of the Partnership, unless the context otherwise requires. For more information regarding the structure and relationship of these entities, see the Joint Explanatory Statement on page 2 of this Report. Because the Partnership is a separate reporting entity under the Securities Exchange Act of 1934, or the Exchange Act, the information required by Form 10-K is separately included even though the Partnership may be deemed a subsidiary of Holding under the rules and regulations of the Securities and Exchange Commission promulgated pursuant to the Exchange Act. We have included information relating to both Holding and the Partnership in this Report as a single disclosure where applicable or appropriate. We have set forth all other information separately. You should consider information provided with respect to the Partnership as if it is also provided with respect to Holding to the extent appropriate. You should read Part A of this Report for information relating to Centex Corporation, or Centex, and its subsidiaries.

PART I

ITEM 1. BUSINESS

General Development of Business

Holding

     Holding is a Nevada corporation incorporated on May 5, 1987. Holding owns all of the outstanding common stock of Development and, as a result, has the ability to control Development. Development is the sole general partner of the Partnership. The executive offices of Holding and Development are located at 2728 N. Harwood, Dallas, Texas 75201, and their telephone number is (214) 981-6770.

     Holding is not engaged in any business other than its ownership and control of Development. The Second Amended and Restated Agreement of Limited Partnership of Centex Development Company, L.P., or the Partnership Agreement, governs the operations of the Partnership. It provides that neither Holding nor Development is permitted, prior to payout, as that term is defined in the Partnership Agreement, to own business interests or to engage in business activities other than those relating to the Partnership. The Partnership Agreement would have to be amended to permit Holding to engage in any other business activities.

The Partnership

     Centex formed the Partnership as a master limited partnership in March 1987 to broaden its business to include general real estate development. Centex believed that this expansion would improve stockholder value through longer-term real estate investments, real estate developments and the benefits of the partnership form of business. Because the real estate development business generally requires a longer time horizon to maximize value than Centex’s core homebuilding operations and typically involves substantial acquisition and development indebtedness, Centex concluded that this new line of business could best be conducted through the Partnership, an independent, publicly-traded entity that is not consolidated with Centex for financial reporting purposes.

     The Partnership is authorized to issue three classes of limited partnership interest. Centex indirectly holds 100% of the Partnership’s Class A and Class C limited partnership units, which are collectively convertible into 20% of the Partnership’s Class B limited partnership units. The Partnership may issue additional Class C limited partnership units in connection with the acquisition of real property and other assets. No Class B limited partnership units have been issued. However, the stockholders of Centex hold warrants to purchase approximately 80% of the Class B limited partnership units, which we refer to in this Part B as Stockholder Warrants. These Stockholder Warrants are held through a nominee arrangement and trade in tandem with the common stock of Centex.

     As holder of the Class A and Class C limited partnership units, Centex is entitled to a cumulative preferred return of 9% per year on the average outstanding balance of its capital contributions to the Partnership, adjusted for cash and other distributions representing a return of capital. As of March 31, 2002, these adjusted capital contributions, or unrecovered capital, were $241.1 million and preference payments in arrears totaled $41.4 million. The Partnership has not made any preference payments since fiscal 1998.

     The Partnership is managed by its general partner, Development, which is a wholly-owned subsidiary of Holding. The common stock of Holding is held by the stockholders of Centex through a nominee arrangement and trades in tandem with the common stock of Centex. The stockholders of Centex elect the four-person board of directors of Holding, three of whom are independent outside directors who are not directors, affiliates or employees of Centex. Thus, through Holding, the stockholders of Centex control the general partner of the Partnership. The general partner, through its independent board and the independent board of Holding, including its non-executive Chairman, oversees the Partnership’s activities, including the acquisition, development, maintenance, operation and sale of properties. Consent of the limited partners for the activities of the Partnership is not required, and the limited partners cannot remove the general partner. As a result, Centex accounts for its limited partnership interest in the Partnership using the equity method of accounting for investments.

     You should review Note (N) of the Notes to Combining Financial Statements of Holding and the Partnership included on pages 130-131 of this Report for more information regarding the capital structure of Holding and the Partnership.

Description of the Securities

     The nominee agreement among Centex, Holding, the Partnership and a nominee restricts the common stock, par value $.01 per share, of Holding and the Stockholder Warrants from being transferred separate from the common stock, par value $.25 per share, of Centex. Subject to some restrictions, Centex may, in its sole discretion, terminate the nominee agreement as to all or any portion of the Stockholder Warrants and the Holding common stock, which are referred to as the deposited securities. Unless Centex terminates it sooner, the nominee agreement will terminate as to the Stockholder Warrants on November 30, 2007. Centex is not obligated to terminate the nominee agreement as to the Holding common stock. The termination of the nominee agreement as to any of the deposited securities will cause those securities to be detached from Centex common stock. Upon a termination of the nominee agreement, certificates evidencing the interest of each holder of Centex common stock in that stockholder’s pro rata portion of the deposited securities in respect of which the nominee agreement was terminated will be delivered to the Centex stockholders of record as of the record date set for the detachment. From and after that record date, certificates evidencing Centex common stock will no longer represent the beneficial interest in the detached deposited security.

Narrative Description of Business

     The Partnership is actively involved in all phases of acquisition, development and sale of industrial, office, multi-family, retail, mixed-use and residential properties. During the year ended March 31, 2002, or fiscal 2002, the Partnership operated in four segments: International Home Building, Commercial Development, Multi-Family Communities, which was formerly known as Multi-Family Development, and Corporate-Other, which was formerly known as Land Sales and Other.

     In prior years, the Partnership operated a Domestic Home Building segment, which was sold in the year ended March 31, 2001, or fiscal 2001, to Centex’s conventional homebuilding subsidiary, Centex Homes. The Domestic Home Building segment generated revenues of $30.3 million and $13.4 million, respectively, and operating earnings of $2.8 million and $0.2 million, respectively, for fiscal 2001 and fiscal 2000.

INTERNATIONAL HOME BUILDING

     The Partnership entered the International Home Building business on April 15, 1999 through the acquisition by Centex Development Company UK Limited, a wholly-owned subsidiary of the Partnership, of all of the voting shares of Fairclough Homes Group Limited, or Fairclough, a British homebuilder.

     Fairclough operates in four geographical regions in the United Kingdom and develops a range of products, from small single-family units to executive houses and apartments. Fairclough currently has 53 developments located throughout England and delivered 1,387 units in fiscal 2002, with prices ranging from $43,000 to $1,003,000. The average selling price was approximately $204,000.

     The following tables summarize, by geographic area, International Home Building’s home closings, sales backlog and sales for fiscal 2002 and fiscal 2001.

Closings (in units):

	For the Years Ended March 31,

	2002	2001

Southern Home Counties	117	122
Northern Home Counties	290	272
North West/ Yorkshire	647	550
Midlands	333	299

	1,387	1,243

Average Sales Price (in 000’s)	$204	$204

Sales Backlog, at the end of the period (in units):

	For the Years Ended March 31,

	2002	2001

Southern Home Counties	32	30
Northern Home Counties	142	70
North West/Yorkshire	315	173
Midlands	96	63

	585	336

Sales (in units):

	For the Years Ended March 31,

	2002	2001

Southern Home Counties	117	85
Northern Home Counties	365	273
North West/Yorkshire	784	600
Midlands	366	254

	1,632	1,212

COMMERCIAL DEVELOPMENT

     The Commercial Development segment, on its own and in joint ventures with third parties, actively develops office, industrial, retail and mixed-use projects for sale and to hold for investment. Many of the areas Commercial Development targets for development include land owned by the Partnership and Centex affiliates, but Commercial Development has also purchased strategically-positioned land for future development. Commercial Development’s operations during fiscal 2002 included:

•	completion of six projects totaling 1,037,000 square feet of industrial, medical and office space located in Arizona, California, Michigan, Mississippi and North Carolina;

•	initiation of construction on six projects totaling 542,000 square feet of industrial, office and retail space located in California and Texas;

•	acquisition of a 113,000 square foot existing industrial project in Ventura County, California, together with 16 acres of adjacent undeveloped land;

•	sale of a 132,500 square foot industrial project and an 86,000 square foot industrial project in Ventura County, California;

•	sale of a partnership interest in a partnership owning 0.6 acres of land in Dallas, Texas;

•	sale of approximately 1.8 acres of land in Ventura County, California; and

•	sale of a joint venture interest in a medical office building in Rowlett, Texas.

     Through its Commercial Development segment, the Partnership has an interest in the following completed commercial properties, which are set forth by geographic location:

		Size	Percent
State	Product Type	(Sq. Ft.)	by State

Arizona	Industrial	283,000	11%
California	Industrial/Flex	113,000	4%
Florida	Industrial/Flex Office	134,000 219,000	14%
Massachusetts	Industrial/Flex	68,000	3%
Michigan	Office	55,000	2%
Mississippi	Medical	22,000	1%
North Carolina	Industrial/Flex	1,426,000	55%
Texas	Office/Medical	266,000	10%

		2,586,000	100%

MULTI-FAMILY COMMUNITIES

     The Multi-Family Communities segment develops multi-family rental projects, which it actively markets for sale during the development period. During fiscal 2002, Multi-Family Communities commenced construction on a 381-unit apartment community in St. Petersburg, Florida, a 323-unit apartment community in Lewisville, Texas, and two apartment communities in San Antonio, Texas containing 336 and 280 units, respectively, one of which is being developed for an unaffiliated owner. In addition to this new construction, Multi-Family Communities continued construction on a 398-unit apartment community in Haltom City, Texas, as the developer for an unaffiliated owner. Multi-Family Communities also commenced redevelopment of a 21-acre site in downtown Saint Paul, Minnesota, into a mixed-use project containing “for sale” and “for rent” housing units and related retail.

     During fiscal 2002, Multi-Family Communities also closed on the sale of a 400-unit apartment community in Grand Prairie, Texas, and a 382-unit apartment community in St. Petersburg, Florida. In addition, Multi-Family Communities negotiated a pre-sale agreement on the 381-unit apartment community under construction in St. Petersburg, Florida and sold 12 acres of land in Lewisville, Texas to Centex Homes.

CORPORATE-OTHER

     The Corporate-Other segment acquires and disposes of land and other assets of the Partnership not identified with another specific business segment. During fiscal 2002, the Corporate-Other segment purchased a total of 339 acres in Florida, Hawaii and South Carolina from unaffiliated third parties. In addition to current year purchases, the Corporate-Other segment also owns six acres of land in Nevada, which it purchased in fiscal 2001. During fiscal 2002, the Corporate-Other segment sold a 12-acre land parcel in Allen, Texas, and a single-family lot in Dallas, Texas, to unaffiliated third parties, and 99 single-family lots in Allen, Texas, to Centex Homes.

     You should read “Item 2. Properties” for additional information concerning material properties owned by the Partnership at March 31, 2002.

Competition and Other Factors

     The Partnership’s domestic properties are generally located in areas in which there is moderate to good demand for land suitable for development. However, the Partnership is subject to substantial competition from other owners of similarly-situated or developed properties that wish to sell or develop their properties. Many of these other owners may hold more parcels or be in the process of developing more projects than the Partnership, or may have greater financial resources and longer operating histories than the Partnership. The Partnership’s properties are well positioned to compete with similar properties within each of these geographic areas.

     The Partnership may also compete in the acquisition of additional desirable properties with a variety of investors, including Centex and its affiliates and institutional investors and developers, seeking similar investments.

     Fairclough’s operations account for less than 1% of the new homes market in the United Kingdom. The main competitive factors affecting Fairclough’s operations include location, price, mortgage interest rates, construction costs, design and quality of homes, marketing expertise, and the availability of land.

     In order to be able to compete successfully for the acquisition of strategic land parcels, Fairclough has put in place procedures to ensure that the company expands its strategic land portfolio. At March 31, 2002, Fairclough owned or controlled land inventory for housing starts sufficient for over three years of building volume at current sales rates.

     Ownership and development of each of the Partnership’s properties is subject to licensing and regulation by zoning, land use, environmental, health, sanitation, and other agencies in the country, state, county and/or municipality in which the property is located. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the development or sale of any of these properties. In addition, some of the properties may be subject to zoning or other regulatory limitations that may not permit development of these properties for their highest and best use. The ability of the Partnership to obtain favorable zoning changes may affect the ultimate value of these properties to the Partnership or to a third-party purchaser.

     Centex and its affiliates continue to be involved in many facets of real estate development and, for this reason, may be in competition with the Partnership in certain activities and projects. The relationship between Centex and its affiliates, on the one hand, and Holding, Development, and the Partnership, on the other hand, from time to time involves decisions by Centex and its affiliates, directly or indirectly, on behalf of Holding, Development, and the Partnership. For this reason, the transactions and activities of Holding, Development, and/or the Partnership may lack the benefit of arm’s-length bargaining and may involve conflicts of interest. Holding, Development, and the Partnership believe, however, that adequate safeguards, including the fact that the Boards of Directors of Holding and Development consist of a majority of independent outside directors, sufficiently prevent any of these conflicts from adversely affecting the business of Holding, Development, or the Partnership. To the extent that any conflict of interest or the lack of arm’s-length bargaining may benefit Centex or its affiliates, on the one hand, or the Partnership or Holding, on the other hand, the combined value of the tandem-traded securities beneficially owned by a Centex stockholder should not be affected one way or another.

     The Partnership is not a real estate investment trust. Therefore, the Partnership’s activities are not subject to the restrictions imposed on real estate investment trusts qualified under the Internal Revenue Code of 1986, as amended.

Management and Employees

     As of March 31, 2002, the Partnership had 628 employees, 589 of whom are employees of Centex Development Company UK Limited and Fairclough. Neither Holding nor Development have any employees. As a result, all executive management functions for Holding and Development are performed by the directors and executive officers of the Partnership. You should review the information relating to the executive officers of Holding and Development that follows Item 4 of Part B of this Report and is included in Item 10 of Part B of this Report. Some administrative and clerical services required by Holding and by the Partnership that are not provided by employees of the Partnership are provided pursuant to services agreements between the Partnership and Holding and between Holding and Centex Service Company, an affiliate of Centex. For a more complete discussion of these services agreements, you should read “Item 10. Directors and Executive Officers of the Registrants — Services Agreements” and Note (O) of the Notes to the Combining Financial Statements of Holding and the Partnership included on pages 131-133 of this Report.

ITEM 2. PROPERTIES

Holding

     Due to the nature of its business, Holding does not own or hold for investment any real or personal properties other than cash, receivables and other similar assets, and its stock ownership in Development.

The Partnership

     The Partnership properties, which are located in Arizona, California, Florida, Hawaii, Texas, North Carolina, Massachusetts, Michigan, Nevada, South Carolina and the United Kingdom, consist of:

•	land zoned for commercial, multi-family, and residential use, which is held for sale and near-term development;

•	commercial buildings under development or held for sale or investment;

•	multi-family projects under development; and

•	office space, both owned and leased, from which the Partnership conducts its operations.

     Set forth below is a brief description of these properties.

INTERNATIONAL HOME BUILDING

United Kingdom

     Fairclough operates from seven divisional offices and a corporate office. Fairclough owns buildings in Thames Ditton, Surrey, and Tamworth, Staffordshire. Fairclough leases its remaining facilities located in Sale, Cheshire; St. Albans, Hertfordshire; Horsham, Sussex; and Wakefield, Yorkshire. Fairclough also leases its corporate office at Meirion House, Woking, England. As of March 31, 2002, Fairclough’s owned or controlled land inventory included 4,720 plots in 112 developments located throughout England.

COMMERCIAL DEVELOPMENT

Arizona

•	Buckeye I — this property is located in Tolleson, Arizona. During fiscal 2002, the Partnership commenced and completed construction on a 283,000 square foot bottling facility for a single tenant. This project is encumbered by construction financing.

California

•	Camarillo Ranch Business Park — this property is located in Camarillo, Ventura County, California and is zoned for light industrial use. During fiscal 2000, the Partnership completed construction on a 132,500 square foot facility, which it sold during fiscal 2002. The Partnership constructed an 86,000 square foot building that it sold during fiscal 2002. The Partnership continues to own 32 acres of undeveloped land encumbered by a mortgage in favor of a third-party lender.

•	Camarillo Business Center — in a joint venture arrangement with a local developer, the Partnership acquired a 113,000 square foot industrial building and 16 acres of adjacent undeveloped land in Camarillo, Ventura County, California. The building and land are encumbered by an acquisition and development loan.

•	Northfield — the Partnership owns approximately 12 acres of land located in Oxnard, Ventura County, California. Northfield is zoned for light industrial uses and is situated in an industrial business park.

•	Rivermark — this property is located in Santa Clara, California. The Partnership, in a joint venture with two unaffiliated third parties, has commenced construction of a 136,000 square foot grocer-anchored community retail center. This project is encumbered by construction financing.

Florida

•	Gateway Centre — this is a 24-acre industrial tract situated in Pinellas Park, Florida. During fiscal 2000 and 2001, the Partnership completed construction on three buildings with a combined 134,000 square feet of office/industrial space. The Partnership continues to own approximately six acres of undeveloped land adjacent to the three existing buildings. All of the property is encumbered by construction financing.

•	Southpointe — this property, located in Plantation, Florida, is zoned for office use. During fiscal 2000, the Partnership completed construction of a 140,000 square foot office building, which is fully leased to the General Services Administration for use by the Internal Revenue Service. This building is encumbered by a mortgage in favor of a permanent lender. During fiscal 2001, the Partnership and a Centex affiliate created a joint venture, which completed construction of a 79,000 square foot office building. This building is encumbered by permanent financing.

Massachusetts

•	Summit I — in a joint venture arrangement with a North Carolina-based developer, the Partnership owns a 68,000 square foot industrial building in Gardner, Massachusetts, which is encumbered by permanent financing. The building is 100% leased to a single tenant.

Michigan

•	State Street — in a joint venture arrangement with a Michigan-based developer, the Partnership completed construction of a 55,000 square foot office building in the State Street Business Park located in Pittsfield Township, Michigan. The project is encumbered by construction financing. The Partnership controls approximately 15 acres of additional land in the project subject to seller financing.

Mississippi

•	Medical Office Building — the Partnership and unaffiliated entities formed a joint venture that owns a 22,000 square foot medical office building in Desoto, Mississippi, which is encumbered by permanent financing.

North Carolina

•	South Point — in a joint venture arrangement with a local developer, the Partnership owns a 123,000 square foot industrial building in South Point Business Park, an industrial park located in Charlotte, North Carolina. This building is encumbered by construction financing. The building is 100% leased to a single tenant.

•	Westlake — the Partnership is involved in a number of single-tenant industrial projects in the Westlake Business Park located in Charlotte, North Carolina. The Partnership owns a 38,000 square foot building that is encumbered by a mortgage in favor of a permanent lender. The Partnership has also entered into several joint venture arrangements with a local developer through which it owns six buildings containing over 1,265,000 square feet of office/industrial space. Each of these buildings is encumbered by permanent or construction loan financing.

Texas

•	Citymark — the Partnership owns a 218,000 square foot multi-tenant office building located in Dallas. The building is encumbered by permanent financing.

•	Colony South Planning Unit — located in suburban Dallas in the city of The Colony, which originally consisted of 590.65 acres, and Lewisville, which originally consisted of 134.05 acres. As of March 31, 2002, all acreage, other than approximately 131 acres in The Colony and approximately 116 acres in Lewisville, had been sold. The acreage in The Colony is zoned for office, general retail, and business park. The Lewisville acreage is zoned for light industrial use.

•	Hilltop — the Partnership has commenced construction on a 223,000 square foot speculative industrial project located in Grand Prairie, Texas, in a joint venture with a third party. The project is encumbered by construction financing.

•	Medical Office Buildings — the Partnership and unaffiliated entities formed several joint ventures that own three medical office buildings (ranging in size from 9,000 to 20,000 square feet) in Denton, Lewisville and Palestine. Each of these projects is encumbered by permanent or construction loan financing.

•	Vista Ridge — In fiscal 2002, the Partnership commenced construction of a 102,000 square foot, two-phase retail project in Vista Ridge, a mixed-use development located in the cities of Lewisville and Coppell. The project is encumbered by construction financing. The Partnership also owns seven acres of retail land adjacent to its retail project. The Partnership also constructed a 40,000 square foot single-tenant office building in Lewisville, Texas, which is encumbered by construction financing.

MULTI-FAMILY COMMUNITIES

Florida

•	Brighton Bay — this property is located in St. Petersburg, Pinellas County, Florida. The Partnership completed construction of a 382-unit apartment complex during fiscal 2001, which it sold during fiscal 2002. In fiscal 2002, the Partnership commenced construction on a second phase of apartments totaling 381 units. This complex has been pre-sold to the buyer of the first phase. The apartment complex is encumbered by construction financing.

Texas

•	Dominion Park — the Partnership commenced construction on this 280-unit apartment complex in San Antonio, Texas during fiscal 2002. The apartment complex is encumbered by construction financing.

•	Vista Ridge Villas — the Partnership commenced construction on this 323-unit apartment complex in Lewisville, Texas during fiscal 2002. The apartment complex is encumbered by construction financing.

CORPORATE — OTHER

Florida

•	Cinnamon Beach — during fiscal 2002, the Partnership purchased approximately 51 acres of land in Palm Coast, Florida. The seller of the property financed the purchase. Centex Homes has agreements to purchase lots in the project.

Hawaii

•	Waikoloa — during fiscal 2002, the Partnership purchased approximately 43 acres of land in Waikoloa, Hawaii. The seller of the property financed the purchase. Centex Homes has agreements to purchase lots in the project.

Nevada

•	Lake Las Vegas — during fiscal 2001, the Partnership purchased approximately six acres of land in Henderson, Nevada. The seller of the property financed the purchase. Subsequent to March 31, 2002, Centex Homes purchased all lots in the project.

South Carolina

•	Barefoot — during fiscal 2002, the Partnership purchased approximately 245 acres of land in Myrtle Beach, South Carolina. The seller of the property financed the purchase. Centex Homes has agreements to purchase lots in the project.

ITEM 3. LEGAL PROCEEDINGS

     Holding is not a party to, and its assets are not the subject of, any material pending legal proceedings. In the normal course of its business, the Partnership and/or its subsidiaries are named as defendants in litigation matters. Management believes that such litigation, if determined unfavorably to the Partnership, would not have a material adverse effect on the financial condition or operations of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF HOLDING AND DEVELOPMENT

     The following is an alphabetical listing of the present executive officers of Holding and/or Development. The Partnership has no executive officers, since it is managed by its general partner, Development.

Name	Age	Position

Richard C. Decker	49	President, Centex Commercial Development (a division of Development)(1)
Todd D. Newman	45	Senior Vice President, Chief Financial Officer, and Treasurer(2)
Stephen M. Weinberg	54	President and Chief Executive Officer(3)

(1)	Mr. Decker is an employee of the Partnership and, since April 1, 2001, has served as the President of the Centex Commercial Development division of Development. Mr. Decker is also concurrently employed by Centex Service Company under a dual employment arrangement. Mr. Decker was President and Chief Executive Officer of Holding and Development, from April 1, 1998 until his resignation on March 31, 2000. Mr. Decker also served as Director of both Holding and Development from June 10, 1998 to March 31, 2000. Mr. Decker has also been a director and an officer of various Centex subsidiaries engaged in real estate development since July 1996. From 1995 until July 1996, Mr. Decker operated Decker & Company, a Phoenix, Arizona-based real estate development company. Prior to that, Mr. Decker was a partner with Dallas-based Trammell Crow Company, a commercial real estate development firm, for 15 years and served as Principal from 1990 until 1995.

(2)	Mr. Newman is an employee of the Partnership and serves as Senior Vice President, Chief Financial Officer, and Treasurer of Holding and Development. Mr. Newman is also concurrently employed by Centex Service Company under a dual employment arrangement. Mr. Newman joined the Partnership in July 2000. From 1999 until joining the Partnership, Mr. Newman was Chief Financial Officer for Internet Sportstations, Inc. From 1996 to 1999, Mr. Newman was a financial consultant. Mr. Newman was President of Consolidated Capital Equities Corporation from 1991 through 1996.

(3)	Mr. Weinberg is an employee of the Partnership and has been President and a director of Holding and Development since April 1, 2000. He has also served as Chief Executive Officer of Holding and Development since April 1, 2001. Mr. Weinberg is also concurrently employed by Centex Service Company under a dual employment arrangement. Mr. Weinberg joined Centex in 1978 and held the positions of Centex Homes Division President from 1984 to 1988 and Centex Homes Executive Vice President from 1988 until 1995. In 1995, Mr. Weinberg was appointed Chairman and Chief Executive Officer for Centex Home Services, a Centex subsidiary, where he served until his appointment as President of both Holding and Development.

     The Board of Directors of Holding and Development elect all of their respective executive officers annually to serve until the next annual meeting of the Board of Directors or until their successors have been duly elected. The directors and executive officers perform all executive management functions. All other services necessary to conduct Holding’s business are performed by employees of the Partnership or by Centex Service under a services agreement. See “Item 10. Directors and Executive Officers of the Registrants,” and Note (O) of the Notes to the Combining Financial Statements of Holding and the Partnership included on pages 131-133 of this Report. There are no family relationships among or between the executive officers or the directors.

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     We have set forth below information called for by this Item 5 with respect to Holding and the Partnership. We are also incorporating into this Item 5: (1) the Joint Explanatory Statement on page 2 of this Report, (2) the information included and referenced under the caption “Stock Prices and Dividends” on page 25 of this Report and (3) the information included in Note (N) of the Notes to the Combining Financial Statements of Holding and the Partnership on pages 130-131 of this Report.

Holding

     Prior to the November 30, 1987 distribution of Holding common stock to Centex stockholders, Centex owned all of the issued and outstanding shares of Holding common stock. Accordingly, there was no public market for these shares. Following the distribution, shares of Holding common stock have been tradable only in tandem with, and as a part of, shares of Centex common stock and may not be separately sold or otherwise transferred. Therefore, except with respect to the trading market established for the tandem traded securities, there is no separate market for shares of Holding common stock. Because of the tandem trading arrangement, we cannot identify precisely the portion of the market price of the tandem-traded securities allocable to shares of Holding common stock.

     Holding has not paid any dividends on shares of its common stock. Whether Holding pays future cash dividends will depend on the earnings, financial condition, capital requirements, and other factors affecting Holding and Development.

The Partnership

     The Stockholder Warrants were issued to Centex immediately prior to the distribution. Accordingly, there was no public market for the Stockholder Warrants. Following the distribution, the Stockholder Warrants have been tradable only in tandem with, and as part of, shares of Centex common stock and may not be separately sold or otherwise transferred. Therefore, except with respect to the trading market established for the tandem-traded securities, there is no separate market for the Stockholder Warrants. Because of the tandem trading arrangement, we cannot identify precisely the portion of the market price of the tandem-traded securities allocable to the Stockholder Warrants. No dividends or distributions have been made on the Stockholder Warrants.

     Centex Homes is the current holder of all of the Class A limited partnership units and Class C limited partnership units. Accordingly, at this time there is no public market for these securities. At March 31, 2002, there were 32,260 Class A limited partnership units and 208,330 Class C limited partnership units outstanding. See “Item 1. Business-General Development of Business.” The Partnership has not made preference payments to the holder of the Class C limited partnership units since fiscal 1998. As of March 31, 2002, the partners’ unrecovered capital totaled $241.1 million, and preference payments in arrears amounted to $41.4 million.

Restrictions on Transfer

     The nominee agreement restricts the Stockholder Warrants from being transferred separate from the Centex common stock. Centex common stock certificates issued after the date of the nominee agreement bear a legend referring to the restrictions on transfer imposed by that agreement.

ITEM 6. SELECTED FINANCIAL DATA

Financial Highlights (Unaudited)
(Dollars in thousands, except per share/unit data)

	For the Years Ended March 31,

	2002	2001	2000	1999	1998

Revenues
3333 Holding Corporation and Subsidiary	$1,611	$1,001	$607	$1,103	$1,505
Centex Development Company, L.P. and Subsidiaries	$385,145	$339,316	$378,199	$28,228	$19,618
Combined Revenues	$386,630	$339,317	$378,199	$28,618	$20,121
Net Earnings (Loss)
3333 Holding Corporation and Subsidiary	$1,337	$(746)	$(1,127)	$(1,385)	$(125)
Centex Development Company, L.P. and Subsidiaries	$15,645	$5,362	$1,583	$1,815	$4,524
Combined Net Earnings	$16,982	$4,616	$456	$430	$4,399
Total Assets
3333 Holding Corporation and Subsidiary	$3,042	$3,253	$3,023	$2,522	$10,423
Centex Development Company, L.P. and Subsidiaries	$670,953	$488,281	$515,188	$113,233	$59,260
Combined Assets	$668,436	$484,650	$511,618	$112,176	$60,497
Total Debt
3333 Holding Corporation and Subsidiary	$—	$—	$—	$582	$1,480
Centex Development Company, L.P. and Subsidiaries	$289,126	$187,301	$323,740	$41,896	$13,821
Combined Debt	$289,126	$187,301	$323,740	$42,478	$15,301
Operating Earnings (Loss) Per Share/Unit
3333 Holding Corporation and Subsidiary	$1,337	$(746)	$(1,127)	$(1,385)	$(125)
Centex Development Company, L.P. and Subsidiaries	$69.91	$76.34	$25.08	$33.38	$140.14
Average Shares/Units Outstanding
3333 Holding Corporation and Subsidiary (shares)	1,000	1,000	1,000	1,000	1,000
Centex Development Company, L.P. and Subsidiaries (units)	223,788	70,235	63,116	54,377	32,281

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL YEAR 2002 COMPARED TO FISCAL YEAR 2001

     On a combined basis, revenues for the Partnership and Holding for fiscal year 2002 totaled $386.6 million compared to revenues of $339.3 million for the prior fiscal year. The Partnership and Holding had combined net earnings for fiscal 2002 of $17.0 million compared to combined net earnings of $4.6 million in fiscal 2001.

INTERNATIONAL HOME BUILDING

     The following summarizes International Home Building’s results for the two-year period ended March 31, 2002 (dollars in thousands):

	For the Years Ended March 31,

	2002	2001

Revenues	$290,406	$252,487
Cost of Sales	(251,010)	(222,634)
General & Administrative Expenses	(25,135)	(22,085)
Interest Expense	(1,947)	(7,802)

Operating Earnings (Loss)	$12,314	$(34)

Units Closed	1,387	1,243

     In connection with the purchase of this segment by the Partnership, the seller received $219 million in non-interest-bearing promissory notes due April 1, 2001 and retained preferred non-voting shares in Fairclough that entitled the seller to receive the net after-tax earnings of Fairclough until March 31, 2001. During fiscal 2001, Fairclough generated after-tax earnings totaling $7.8 million. The Partnership has accounted for the non-interest-bearing debt and nominal residual value preferred shares as if they were a single debt instrument. Accordingly, the Partnership recorded distributions attributable to the preferred shares as interest expense in the accompanying financial statements. After taxes, International Homebuilding generated earnings of $10.5 million and $0.2 million for fiscal 2002 and 2001, respectively.

     International Home Building’s revenues for the fiscal year ended March 31, 2002 increased by $37.9 million from revenues for the same period last year. The increase is primarily attributable to an increase in unit completions.

     Home sales totaled 1,387 units during the fiscal year ended March 31, 2002, compared to 1,243 units during the same period in the preceding year, representing a 12% increase. The backlog of homes sold but not closed at March 31, 2002 was 585 units, 74% more than the 336 units at the same point in the preceding year.

     The events of September 11, 2001, had an adverse impact on Fairclough’s operations, particularly in its Southern Home Counties division, a high-end home market around London that has a significant expatriate community. Fairclough responded to a decline in sales rates by increasing marketing efforts, purchase incentives and price discounting.

COMMERCIAL DEVELOPMENT

     The following summarizes Commercial Development’s results for the two-year period ended March 31, 2002 (dollars and square footage in thousands):

	For the Years Ended March 31,

	2002	2001

Sales Revenues	$20,597	$22,144
Rental and Other Income	18,871	10,944
Cost of Sales	(16,750)	(18,398)
Selling, General & Administrative Expenses	(7,913)	(5,936)
Interest Expense	(6,755)	(4,525)

Operating Earnings before Depreciation	8,050	4,229
Depreciation	(3,535)	(2,076)

Operating Earnings	$4,515	$2,153

Operating Square Footage at March 31	2,586	1,541

Commercial Development’s operations during fiscal 2002 included:

•	completion of six projects totaling 1,037,000 square feet of industrial, medical and office space located in Arizona, California, Michigan, Mississippi and North Carolina;

•	initiation of construction on six projects totaling 542,000 square feet of industrial, office and retail space located in California and Texas;

•	acquisition of a 113,000 square foot existing industrial project in Ventura County, California, together with 16 acres of adjacent undeveloped land;

•	sale of a 132,500 square foot industrial project and an 86,000 square foot industrial project in Ventura County, California;

•	sale of a partnership interest in a partnership owning 0.6 acres of land in Dallas, Texas;

•	sale of approximately 1.8 acres of land in Ventura County, California; and

•	sale of a joint venture interest in a medical office building in Rowlett, Texas.

Commercial Development’s operations during fiscal 2001 included:

•	completion of eight buildings totaling 856,000 square feet of office and industrial space located in Florida, California, Texas, and North Carolina;

•	initiation of construction on six new projects totaling 929,000 square feet of office and industrial space in Michigan, California and North Carolina;

•	acquisition of a 134,500 square foot existing industrial building in Charlotte, North Carolina;

•	sale of five industrial buildings totaling 485,000 square feet in Ventura County, California; and

•	sale of five acres of land in Lewisville, Texas.

     Sales Revenues and Cost of Sales for fiscal 2002 reflect the sale of two industrial projects and the sale of approximately two acres of land. Sales Revenues and Cost of Sales for fiscal 2001 reflect the sale of an industrial project in California and the sale of land in Texas and California. Rental and Other Income increased in fiscal 2002 as a result of an increase in the number of operating properties. Selling, General and Administrative Expenses, Interest Expense and Depreciation also increased for fiscal 2002 as a result of an increase in the number of operating properties.

	For the Years Ended March 31,

	2002		2001

	(000's)	Weighted	(000's)	Weighted
	Rentable	Average	Rentable	Average
	Sq. Ft.	Occupancy	Sq. Ft.	Occupancy

Operating Properties
Industrial	2,024	92.4%	1,046	94.3%
Office/Medical	562	88.3%	495	95.7%

	2,586	91.5%	1,541	94.7%

	(000's)	(000's)
	Rentable	Rentable
	Sq. Ft.	Sq. Ft.

Projects Under Development
Industrial	308	677
Office/Medical	40	55
Retail	194	—

	542	732

MULTI-FAMILY COMMUNITIES

     The following summarizes the results of Multi-Family Communities, which was formerly known as Multi-Family Development, for the two-year period ended March 31, 2002 (dollars in thousands):

	For the Years Ended March 31,

	2002	2001

Revenues	$53,944	$1,664
Cost of Sales	(46,866)	—
Selling, General & Administrative Expenses	(3,923)	(2,399)

Operating Earnings (Loss)	$3,155	$(735)

     During fiscal 2002 Multi-Family Communities closed on the sale of a 400-unit apartment complex located in Grand Prairie, Texas, a 382-unit apartment complex in St. Petersburg, Florida, and the sale of 12 acres of land in Lewisville, Texas to Centex Homes.

     Revenues for fiscal 2001 resulted from the sale of a 172-apartment community in College Station, Texas, that Multi-Family Communities owned in a joint venture with an unaffiliated developer, and the receipt of an earn-out payment related to the fiscal 2000 sale of a 304-unit apartment community in The Colony, Texas.

CORPORATE-OTHER

     The following summarizes the results of Corporate-Other, which was formerly known as Land Sales and Other, for the two-year period ended March 31, 2002 (dollars in thousands):

	For the Years Ended March 31,

	2002	2001

Revenues	$2,812	$21,774
Cost of Sales	(1,209)	(20,578)
General & Administrative Expenses	(2,013)	(1,047)
Interest Expense	(835)	—

Operating (Loss) Earnings	$(1,245)	$149

     The Partnership’s Corporate-Other segment acquires and disposes of land and other assets of the Partnership not identified with another specific business segment. Fiscal 2002 revenues included $1.8 million from sales of residential lots to Centex Homes and fees related to agreements to sell residential lots to Centex Homes, $0.5 million from the sale of commercial land in Allen, Texas, $0.4 million from the sale of a residential lot in Dallas, Texas, and $0.1 million from miscellaneous sources. Fiscal 2001 revenues from the sale of real estate totaled $21.1 million, which resulted from the sale of the Domestic Homebuilding operations to Centex Homes at book value, which approximated market value.

FISCAL YEAR 2001 COMPARED TO FISCAL YEAR 2000

     On a combined basis, revenues for the Partnership and Holding for fiscal 2001 totaled $339.3 million compared to revenues of $378.2 million for the prior fiscal year. The Partnership and Holding had combined net earnings for fiscal 2001 of $4.6 million compared to combined net earnings of $456,000 in fiscal 2000.

INTERNATIONAL HOME BUILDING

     The following summarizes International Home Building’s results for the two-year period ended March 31, 2001 (dollars in thousands):

	For the Years Ended March 31,

	2001	2000

Revenues	$252,487	$329,582
Cost of Sales	(222,634)	(283,456)
General & Administrative Expenses	(22,085)	(24,188)
Interest Expense, Paid to Seller	(7,802)	(18,229)

Operating (Loss) Earnings	$(34)	$3,709

Units Closed	1,243	1,707

     In connection with the purchase of this segment by the Partnership, the seller received $219 million in non-interest-bearing promissory notes due April 1, 2001 and retained preferred non-voting shares in Fairclough. During fiscal 2001, Fairclough generated after tax earnings totaling $7.8 million. The earnings are subject to distribution to the seller under the preferred share arrangement. The Partnership has accounted for the non-interest-bearing debt and nominal residual value preferred shares as if they were a single debt instrument. Accordingly, it recorded distributions attributable to the preferred shares as interest expense in the accompanying financial statements. After taxes, International Home Building generated earnings of $0.2 million for fiscal 2001.

     International Home Building’s revenues for fiscal 2001 decreased by $77.1 million from revenues for the same period in the preceding year. The decrease is attributable to declining unit completions resulting principally from the repositioning of Fairclough’s land position and the buildout of communities that were developed under previous ownership, offset slightly by higher sales prices.

     Home sales totaled 1,243 units during fiscal 2001, compared to 1,707 units during the same period in the preceding year, representing a 27% decrease. The backlog of homes sold but not closed at March 31, 2001 was 336 units, 8% less than the 367 units at the same point in the preceding year.

DOMESTIC HOME BUILDING

     The following summarizes Domestic Home Building’s results for the two-year period ended March 31, 2001 (dollars in thousands):

	For the Years Ended March 31,

	2001	2000

Revenues	$30,304	$13,377
Cost of Sales	(24,002)	(11,672)
General & Administrative Expenses	(3,461)	(1,495)

Operating Earnings	$2,841	$210

Gross Margin per Unit	$53	$39
Units Closed	119	44

     Fiscal 2001 revenues included revenues from the sale of single-family homes in New Jersey. The increase in the number of single-family homes sold during fiscal 2001 resulted from the Partnership’s ability to market and sell homes in a new single-family community for which zoning approval was obtained in fiscal 2000.

     On March 31, 2001, the Partnership sold its Domestic Home Building segment to Centex Homes for total consideration of $21.1 million. The financial results from the sale of this segment are included in Corporate-Other. Domestic Homebuilding accounted for 8.9% and 3.5% of revenues and 65.0% and 4.9% of operating earnings in fiscal 2001 and 2000, respectively.

COMMERCIAL DEVELOPMENT

     The following summarizes Commercial Development’s results for the two-year period ended March 31, 2001 (dollars and square footage in thousands):

	For the Years Ended March 31,

	2001	2000

Sales Revenues	$22,144	$4,465
Rental and Other Income	10,944	5,862
Cost of Sales	(18,398)	(3,438)
Selling, General & Administrative Expenses	(5,936)	(1,758)
Interest Expense	(4,525)	(2,440)

Operating Earnings before Depreciation	4,229	2,691
Depreciation	(2,076)	(1,246)

Operating Earnings	$2,153	$1,445

Operating Square Footage at March 31	1,541	976

Commercial Development’s operations during fiscal 2001 included:

•	completion of eight buildings totaling 856,000 square feet of office and industrial space located in Florida, California, Texas, and North Carolina;

•	initiation of construction on six new projects totaling 929,000 square feet of office and industrial space in Michigan, California, and North Carolina;

•	acquisition of a 134,500 square foot existing industrial building in Charlotte, North Carolina;

•	sale of five industrial buildings totaling 485,000 square feet in Ventura County, California;

•	sale of five acres of land in Lewisville, Texas.

     Sales revenues for the prior year included six acres in Camarillo, California and forty developed lots in Plano, Texas.

MULTI-FAMILY COMMUNITIES

     The following summarizes the results of Multi-Family Communities, which was formerly known as Multi-Family Development, for the two-year period ended March 31, 2001 (dollars in thousands):

	For the Years Ended March 31,

	2001	2000

Revenues	$1,664	$17,154
Cost of Sales	—	(17,057)
General & Administrative Expenses	(2,399)	(1,977)

Operating Loss	$(735)	$(1,880)

     Revenues for fiscal 2001 resulted from the sale of a 172-unit apartment community in College Station, Texas, that Multi-Family Communities owned in a joint venture with an unaffiliated developer, and the receipt of an earn-out payment related to the fiscal 2000 sale of a 304-unit apartment community in The Colony, Texas. Revenues for fiscal 2000 resulted from the sale of the property in The Colony, Texas.

     During fiscal 2001, Multi-Family Communities completed construction on a 382-unit apartment community in St. Petersburg, Florida and began construction on a 398-unit apartment community in Haltom City, Texas, as the developer for an unaffiliated owner.

CORPORATE-OTHER

     The following summarizes the results of Corporate-Other, which was formerly known as Land Sales and Other, for the two-year period ended March 31, 2001 (dollars in thousands):

	For the Years Ended March 31,

	2001	2000

Revenues	$21,774	$7,759
Cost of Sales	(20,578)	(6,384)
General & Administrative Expenses	(1,047)	(569)

Operating Earnings	$149	$806

     The Partnership’s Corporate-Other segment acquires and disposes of land and other assets of the Partnership not identified with another specific business segment. Fiscal 2001 revenues from the sale of real estate totaled $21.1 million, which resulted from the sale of the Domestic Homebuilding operations to Centex Homes at book value, which approximated market value. Fiscal 2000 sales totaled $7.3 million and included revenues from the sale of 524 lots in Florida and Texas, ten acres in New Jersey to Centex affiliates, and ten acres in The Colony and Dallas, Texas.

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership finances land acquisition and development activities primarily from financial institution borrowings, equity contributions from third-party investors in project-specific joint ventures, seller financing, issuance of Class C units to Centex affiliates, and cash flow from operations, which is comprised largely of proceeds from the sale of real estate and operating projects.

     The Partnership typically finances properties under development through short-term variable and fixed-rate secured construction loans, and to a limited extent depending on the timing of the project construction, cash flow from operations. Construction loans totaled $56.0 million at March 31, 2002. As properties are completed, the Partnership either sells or refinances the properties with long-term fixed-rate debt. In both instances, the proceeds are used to repay the short-term borrowings. According to the terms of various construction loan agreements, the Partnership is required to maintain certain minimum liquidity and net worth levels. At March 31, 2002, the Partnership was in compliance with these covenants.

     Permanent commercial project loans outstanding at March 31, 2002 totaled $76.6 million compared to $70.7 million at March 31, 2001. The project loans are collateralized by completed commercial properties and have original terms ranging from ten to twenty-two years with fixed interest rates ranging from 6.92% to 8.72%.

     Seller-financed land loans of $57.1 million and $6.5 million were obtained during fiscal 2002 and fiscal 2001, respectively. Outstanding balances on seller-financed loans at March 31, 2002 totaled $62.4 million, with terms of up to three years and fixed interest rates ranging from 0.0% to 14.0%.

     The International Home Building segment has secured a revolving bank credit facility of 100 million in British pounds sterling. The term of this facility expires in fiscal 2004. Advances under this facility totaled £66.0 million, or $94.1 million, at March 31, 2002. Under the terms of this facility, Fairclough is required to maintain certain leverage and interest coverage ratios and a minimum tangible net worth. At March 31, 2002, Fairclough was in compliance with all of these covenants.

     During fiscal 2002, the Partnership issued 27,135 Class C units in exchange for assets valued at $27.1 million. The assets acquired included land and $26.4 million in cash.

     The Partnership and Holding believe that the revenues, earnings, and liquidity from the sale of single-family homes, land sales, the sale and permanent financing of development projects and issuance of Class C units will be sufficient to provide the necessary funding for their current and future needs.

CERTAIN OFF-BALANCE-SHEET AND OTHER OBLIGATIONS

     The following is a summary of certain off-balance-sheet arrangements and other obligations and their possible effects on our liquidity and capital resources.

Joint Ventures

     The Partnership conducts certain operations through its participation in joint ventures in which the Partnership holds less than a majority interest. These non-consolidated joint ventures had total debt outstanding of approximately $16.1 million as of March 31, 2002 and $10.2 million as of March 31, 2001. The Partnership’s liability for the obligations of these non-consolidated joint ventures is limited to approximately $1.1 million as of March 31, 2002.

Letters of Credit, Guarantees and Leases

     At March 31, 2002 the Partnership had outstanding performance bonds and bank guarantees of $25.8 million that relate to projects undertaken by International Home Building and development obligations of International Home Building.

     To obtain construction financing for commercial and multi-family projects being developed by its subsidiaries, the Partnership is often required to guarantee, for the benefit of the construction lender, the completion of the project. To further guarantee the completion of the project and the payment of the construction loan obligations, the Partnership, in some instances, also has issued demand notes made payable to its subsidiaries of up to 20% of the construction loan commitment amount. The subsidiaries then pledge the demand notes to the lenders as a form of additional collateral on the construction loans. The demand notes are payable only in the event of default on the construction loans. As of March 31, 2002, the Partnership had issued demand notes totaling $1.6 million. In some instances, the Partnership has also executed partial recourse payment guarantees. At March 31, 2002, subsidiaries of the Partnership had outstanding letters of credit of $0.9 million that primarily relate to development obligations of Multi-Family Communities.

     We expect that our subsidiaries will satisfy their loan and other contractual obligations in the ordinary course of business and in accordance with applicable contractual terms. As that occurs, the Partnership’s liability exposure will be decreased and, eventually, the Partnership will not have any continuing obligations with respect to these projects.

     We have no material capital or operating leases.

CRITICAL ACCOUNTING POLICIES

     Some of our critical accounting policies require the use of judgment in their application or require estimates of inherently uncertain matters. Although our accounting policies are in compliance with generally accepted accounting principles, a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. Listed below are those policies that we believe are critical and require the use of complex judgment in their application.

Goodwill

     We adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142, effective April 1, 2001. Upon the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill is subject to an assessment, at least annually, for impairment by applying a fair value based test. If the carrying amount exceeds the fair value, an impairment exists. We continually evaluate whether events and circumstances have occurred that indicate that the remaining balance of goodwill may not be recoverable. In evaluating impairment, we estimate the sum of the expected future cash flows derived from such goodwill. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. If the goodwill is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the fair value of the future cash flows.

Impairment of Long-Lived Assets

     We account for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” or SFAS No. 121. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles, which includes our inventories, real estate investments and property and equipment, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses and other factors. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

FORWARD-LOOKING STATEMENTS

     The Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when we are discussing our beliefs, estimates, or expectations. These statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results and outcomes may differ materially from what is expressed or forecasted in these forward-looking statements. The principal risks and uncertainties that may affect the actual performance and results of operations of the Partnership and Holding include the following:

•	general economic conditions and interest rates in the United States and the United Kingdom;

•	the cyclical nature of the businesses of Partnership and Holding;

•	adverse weather;

•	changes in property taxes;

•	changes in federal income tax laws;

•	governmental regulation;

•	changes in governmental and public policy;

•	changes in economic conditions specific to any one or more of the markets and businesses of the Partnership and Holding;

•	competition;

•	availability of raw materials; and

•	unexpected operations difficulties.

     Other risks and uncertainties may also affect the outcome of the actual performance and results of operations of the Partnership and Holding.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership utilizes both short-term and long-term debt in its financing strategy. The Partnership’s financial position is exposed to fluctuations in variable interest rates for loans obtained by its subsidiaries and joint ventures, and to a certain extent, to fluctuations in variable interest rates prior to obtaining a locked rate on permanent project financing.

     For fixed-rate debt, changes in interest rates do not affect the Partnership’s earnings or cash flows. Conversely, for variable-rate debt, changes in interest rates do affect the Partnership’s future earnings and cash flows. At March 31, 2002 the Partnership, through its subsidiaries and joint ventures, had $76.6 million in fixed-rate permanent debt with a weighted-average interest rate of 7.76%. The permanent debt has monthly principal and interest debt service and has maturities ranging from 2009 to 2023. In addition, the Partnership, through its subsidiaries and joint ventures, had $83.5 million in other fixed-rate debt at March 31, 2002, with maturities ranging from fiscal 2003 to fiscal 2004. Also at March 31, 2002, the Partnership, through its subsidiaries and joint ventures, had $136.5 million in variable-rate loans. If interest rates increased 100 basis points, the annual effect to the Partnership’s financial position and cash flows would approximate $1.4 million based on the balances outstanding at March 31, 2002. We cannot determine future fluctuations in interest rates. Accordingly, actual results from interest rate fluctuation could differ from the estimate presented above. Fairclough has entered into an interest rate swap agreement on a portion of its variable rate debt, which, in effect, fixes the interest rate on approximately 53% of its debt outstanding at March 31, 2002. In addition, Fairclough has issued promissory notes and incurred bank debt payable in British pounds sterling.

     As of March 31, 2002, the Partnership had not utilized any forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments, to mitigate any of the associated foreign currency exchange rate risk.

     A single tenant leases, pursuant to leases signed over the last several years, 1,037,000 square feet, or approximately 40%, of the Partnership’s completed commercial projects. Fiscal 2002 revenues from this tenant were approximately 19% of total rental revenues from commercial projects.

     Various Centex affiliates lease, pursuant to leases signed over the last several years, an aggregate of 249,000 square feet, or approximately 10%, of the Partnership’s completed commercial projects. Fiscal 2002 revenues from these Centex affiliates were approximately 23% of total rental revenues from commercial projects.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

3333 Holding Corporation and Subsidiary and Centex Development Company, L.P. and Subsidiaries

Combining Balance Sheets	116

Combining Statements of Operations	117

Combining Statements of Cash Flows	118

Combining Statements of Stockholders’ Equity and Partners’ Capital	120

Notes to Combining Financial Statements	121

Report of Independent Auditors	137

Quarterly Results	138

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Combining Balance Sheets
(Dollars in thousands)

	March 31,

	2002	2001	2002	2001	2002	2001

			Centex Development		3333 Holding
			Company, L.P. and		Corporation and
	Combined		Subsidiaries		Subsidiary

Assets
Cash and Cash Equivalents	$22,538	$3,034	$22,529	$3,029	$9	$5
Receivables —
Affiliates	—	—	4,368	5,168	—	—
Centex Corporation and Subsidiaries	—	578	—	578	—	—
Notes	—	14	—	14	—	—
Other	7,481	9,607	7,410	9,607	71	—
Inventories —
Housing Projects	317,186	250,556	317,186	250,556	—	—
Land Held for Development and Sale	88,138	30,954	88,138	30,954	—	—
Commercial and Multi-Family Projects Under Development	41,524	59,317	41,524	57,945	—	1,372
Investments —
Commercial Properties, net	132,457	83,649	132,457	83,649	—	—
Real Estate Joint Ventures	5,353	2,699	5,353	2,699	—	—
Affiliate	—	—	—	—	1,191	1,716
Property and Equipment, net	3,212	3,391	3,212	3,331	—	60
Other Assets —
Goodwill, net	27,799	27,616	27,799	27,616	—	—
Deferred Charges and Other	22,748	13,235	20,977	13,135	1,771	100

	$668,436	$484,650	$670,953	$488,281	$3,042	$3,253

Liabilities, Stockholders’ Equity and Partners’ Capital
Accounts Payable and Accrued Liabilities —
Affiliates	$—	$—	$—	$—	$4,368	$5,692
Centex Corporation and Subsidiaries	7,061	591	7,061	327	—	264
Other	110,102	80,945	110,109	80,993	42	2
Notes Payable	289,126	187,301	289,126	187,301	—	—
Stockholders’ Equity and Partners’ Capital —
Stock and Stock/Class B Unit
Warrants	501	501	500	500	1	1
Capital in Excess of Par Value	800	800	—	—	800	800
Retained Earnings (Deficit)	(2,169)	(3,506)	—	—	(2,169)	(3,506)
Partners’ Capital	264,994	222,214	266,136	223,356	—	—
Accumulated Other Comprehensive Loss	(1,979)	(4,196)	(1,979)	(4,196)	—	—

Total Stockholders’ Equity and Partners’ Capital	262,147	215,813	264,657	219,660	(1,368)	(2,705)

	$668,436	$484,650	$670,953	$488,281	$3,042	$3,253

See Notes to Combining Financial Statements.

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Combining Statements of Operations
(Dollars in thousands, except per share/unit data)

	For the Years Ended March 31,

	2002	2001	2000	2002	2001	2000	2002	2001	2000

							3333 Holding
				Centex Development Company			Corporation and
	Combined			L.P. and Subsidiaries			Subsidiary

Revenues
Real Estate Sales	$364,162	$328,362	$371,610	$364,162	$328,362	$371,610	$—	$—	$—
Interest and Other Income	22,468	10,955	6,589	20,983	10,954	6,589	1,611	1,001	607

	386,630	339,317	378,199	385,145	339,316	378,199	1,611	1,001	607

Costs and Expenses
Cost of Real Estate Sold	315,835	285,612	321,044	315,835	285,612	321,044	—	—	—
Selling, General, and Administrative Expenses	38,408	32,164	28,305	38,260	31,455	27,237	274	1,709	1,675
Interest	9,543	12,327	20,681	9,543	12,327	20,666	—	—	15
Depreciation and Amortization	4,105	4,840	3,879	4,105	4,802	3,835	—	38	44

	367,891	334,943	373,909	367,743	334,196	372,782	274	1,747	1,734

Earnings (Loss) Before Income Taxes	18,739	4,374	4,290	17,402	5,120	5,417	1,337	(746)	(1,127)
Income Taxes	1,757	(242)	3,834	1,757	(242)	3,834	—	—	—

Net Earnings (Loss)	$16,982	$4,616	$456	$15,645	$5,362	$1,583	$1,337	$(746)	$(1,127)

Net Earnings Allocable to Limited Partner				$15,645	$5,362	$1,583

Net Earnings (Loss) Per Unit/Share				$69.91	$76.34	$25.08	$1,337	$(746)	$(1,127)

Weighted-Average Units/ Shares Outstanding				223,788	70,235	63,116	1,000	1,000	1,000

See Notes to Combining Financial Statements.

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Combining Statements of Cash Flows
(Dollars in thousands)

	March 31

	2002	2001	2000

	Combined

Cash Flows — Operating Activities
Net Earnings (Loss)	$16,982	$4,616	$456
Adjustments-
Depreciation and Amortization	4,105	4,840	3,879
Earnings from Joint Ventures	(161)	(394)	(30)
Decrease (Increase) in Restricted Cash	—	1,915	(1,915)
Decrease (Increase) in Receivables	2,716	133	(5,238)
Decrease in Notes Receivable	14	3,117	423
(Increase) Decrease in Inventories	(103,403)	(36,126)	21,278
Increase in Commercial Properties	(51,780)	(24,143)	(57,423)
(Increase) Decrease in Other Assets	(9,370)	(7,895)	(2,556)
Increase (Decrease) in Payables and Accruals	35,483	(25,571)	67,813

	(105,414)	(79,508)	26,687

Cash Flows — Investing Activities
(Increase) Decrease in Advances to Joint Ventures	(2,493)	290	(1,893)
Property and Equipment Additions, net	(236)	(633)	224

	(2,729)	(343)	(1,669)

Cash Flows — Financing Activities
(Decrease) Increase in Notes Payable-
Centex Corporation and Subsidiaries	—	—	(582)
Other	101,676	(114,318)	27,311
Issuance of Class C Units	26,378	142,268	4,830
Capital Distributions Return of Capital	—	—	—

	128,054	27,950	31,559

Effect of Exchange Rate Changes on Cash	(407)	(1,464)	(542)

Net Increase (Decrease) in Cash	19,504	(53,365)	56,035
Cash and Cash Equivalents at Beginning of Year	3,034	56,399	364

Cash and Cash Equivalents at End of Year	$22,538	$3,034	$56,399

See Notes to Combining Financial Statements.

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Combining Statements of Cash Flows
(Dollars in thousands)

March 31,			March 31,

2002	2001	2000	2002	2001	2000

Centex Development			3333 Holding
Company, L.P. and			Corporation and
Subsidiaries			Subsidiary

$15,645	$5,362	$1,583	$1,337	$(746)	$(1,127)

4,105	4,802	3,835	—	38	44
(161)	(394)	(30)	—	—	—
—	1,915	(1,915)	—	—	—
2,787	128	(8,156)	(71)	5	4
14	3,117	423	—	—	—
(105,299)	(35,767)	21,916	1,896	(359)	(638)
(51,780)	(24,143)	(57,423)	—	—	—
(7,699)	(7,970)	(2,727)	(1,671)	75	171
37,031	(26,547)	68,517	(1,548)	976	2,210

(105,357)	(79,497)	26,023	(57)	(11)	664

(2,493)	290	(1,893)	—	—	(100)
(297)	(633)	223	61	—	1

(2,790)	(343)	(1,670)	61	—	(99)

—	—	—	—	—	(582)
101,676	(114,318)	27,311	—	—	—
26,378	142,268	4,830	—	—	—
—	—	100	—	—	—

128,054	27,950	32,241	—	—	(582)

(407)	(1,464)	(542)	—	—	—

19,500	(53,354)	56,052	4	(11)	(17)
3,029	56,383	331	5	16	33

$22,529	$3,029	$56,383	$9	$5	$16

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Combining Statements of Stockholders’ Equity and Partners’ Capital
(Dollars in thousands)

	Centex Development Company, L.P.				3333 Holding
	and Subsidiaries				Corporation and Subsidiary

		Class B	General	Limited		Capital in	Retained
		Unit	Partners'	Partners'	Stock	Excess of	Earnings
	Combined	Warrants	Capital	Capital	Warrants	Par Value	(Deficit)

Balance at March 31, 1999	$60,730	$500	$767	$61,062	$1	$800	$(1,633)
General Partner Contribution	—	—	375	—	—	—	—
Issuance of Class C Units	8,095	—	—	8,095	—	—	—
Net Earnings	456	—	—	1,583	—	—	(1,127)
Other Comprehensive Loss	(96)	—	—	(96)	—	—	—

Comprehensive Income	360

Balance at March 31, 2000	69,185	500	1,142	70,644	1	800	(2,760)
Issuance of Class C Units	146,112	—	—	146,112	—	—	—
Net Earnings	4,616	—	—	5,362	—	—	(746)
Other Comprehensive Loss	(4,100)	—	—	(4,100)	—	—	—

Comprehensive Income	516

Balance at March 31, 2001	215,813	500	1,142	218,018	1	800	(3,506)
Issuance of Class C Units	27,135	—	—	27,135	—	—	—
Net Earnings	16,982	—	—	15,645	—	—	1,337
Other Comprehensive Income	2,217	—	—	2,217	—	—	—

Comprehensive Income	19,199

Balance at March 31, 2002	$262,147	$500	$1,142	$263,015	$1	$800	$(2,169)

See Notes to Combining Financial Statements.

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Notes to Combining Financial Statements
(Dollars in thousands, except per share/unit data)

(A) ORGANIZATION

     Centex Development Company, L.P. (the “Partnership”) is a master limited partnership formed by Centex Corporation (“Centex”) in March 1987 to broaden its business to include general real estate development. Centex believed that this expansion would improve stockholder value through longer-term real estate investments, real estate developments and the benefits of the partnership form of business. Because the real estate development business generally requires a longer time horizon to maximize value than Centex’s core homebuilding operations and typically involves substantial acquisition and development indebtedness, Centex concluded that this new line of business could best be conducted through the Partnership, an independent, publicly-traded entity that is not consolidated with Centex for financial reporting purposes.

     The Partnership is authorized to issue three classes of limited partnership interest. Centex indirectly holds 100% of the Partnership’s Class A and Class C limited partnership units (“Class A Units” and “Class C Units,” respectively), which are collectively convertible into 20% of the Partnership’s Class B limited partnership units (“Class B Units”). The Partnership may issue additional Class C Units in connection with the acquisition of real property and other assets. No Class B Units have been issued. However, the stockholders of Centex hold warrants (“Stockholder Warrants”) to purchase approximately 80% of the Class B Units. The Stockholder Warrants are held through a nominee arrangement and trade in tandem with the common stock of Centex.

     As holder of the Class A and Class C Units, Centex is entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of its capital contributions to the Partnership, adjusted for cash and other distributions representing a return of capital. As of March 31, 2002, these adjusted capital contributions, or Unrecovered Capital, were $241.1 million and preference payments in arrears totaled $41.4 million. The Partnership has not made any preference payments since fiscal 1998.

     The Partnership is managed by its general partner, 3333 Development Corporation (“Development”), a wholly-owned subsidiary of 3333 Holding Corporation (“Holding”). The common stock of Holding is held by the stockholders of Centex through a nominee arrangement and trades in tandem with the common stock of Centex. The stockholders of Centex elect the four-person board of directors of Holding, three of whom are independent outside directors who are not directors, affiliates or employees of Centex. Thus, through Holding, the stockholders of Centex control the general partner of the Partnership. The general partner, through its independent board and the independent board of Holding, including its non-executive Chairman, oversees the Partnership’s activities, including the acquisition, development, maintenance, operation and sale of properties. Consent of the limited partners for the activities of the Partnership is not required, and the limited partners cannot remove the general partner. As a result, Centex accounts for its limited partnership interest in the Partnership using the equity method of accounting for investments.

     Supplementary condensed combined financial statements of Centex and subsidiaries, Holding and subsidiary, and the Partnership and subsidiaries are set forth below. For additional information on Centex and subsidiaries, you should refer to the separate financial statements and related footnotes included elsewhere in this Report.

Supplementary Condensed Combined Balance Sheets of Centex and Subsidiaries, Holding and Subsidiary and Partnership and Subsidiaries

	March 31,

	2002	2001

Assets
Cash and Cash Equivalents	$242,254	$60,786
Restricted Cash	106,270	57,428
Receivables	4,066,401	2,613,035
Inventories	3,283,719	2,629,733
Investments in Joint Ventures and Other	99,962	72,679
Property and Equipment, net	723,497	732,490
Other Assets	862,580	757,882

	$9,384,683	$6,924,033

Liabilities and Stockholders’ Equity
Accounts Payable and Accrued Liabilities	$1,546,334	$1,352,467
Short-term Debt	545,789	602,185
Long-term Debt	5,020,116	3,111,607
Minority Stockholders’ Interest	155,671	143,710
Stockholders’ Equity	2,116,773	1,714,064

	$9,384,683	$6,924,033

Supplementary Condensed Combined Statements of Earnings of Centex and Subsidiaries, Holding and Subsidiary and Partnership and Subsidiaries

	For the Years Ended March 31,

	2002	2001	2000

Revenues	$8,114,891	$7,048,573	$6,380,125
Cost of Sales	7,494,369	6,612,484	5,959,430

Earnings Before Income Taxes	620,522	436,089	420,695
Income Taxes	238,296	154,112	163,563

Net Earnings	382,226	281,977	257,132
Other Comprehensive Loss	(12,956)	(3,849)	(1,248)

Comprehensive Income	$369,270	$278,128	$255,884

(B) BASIS OF PRESENTATION

     The accompanying combining financial statements present the individual and combined financial statements of Holding and subsidiary and the Partnership and subsidiaries as of March 31, 2002 and 2001, and results of operations for each of fiscal 2002, 2001 and 2000, after the elimination of all significant intercompany balances and transactions. The financial statements of the Partnership and subsidiaries are included in the combined statements since Development, as general partner of the Partnership, is able to exercise effective control over the Partnership.

(C) SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

     Revenues from homebuilding projects are recognized as homes are sold and title passes. Real estate sales are recognized when a buyer has made an adequate cash down payment, all significant risks and rewards of ownership have been relinquished and title has transferred to the buyer. Sales revenues related to contractually obligated improvements are deferred until such improvements have been completed. The Partnership recognizes revenues from rentals to tenants under operating leases ratably over the lease terms. Rental revenues are included in Interest and Other Income in the Combining Statements of Operations.

Earnings (Loss) Per Share/Unit

     Earnings (loss) per share/unit is based on the weighted-average number of outstanding shares of Holding common stock of 1,000 and on the weighted-average number of outstanding Class A and Class C Units of 223,788; 70,235; and 63,116 for fiscal 2002, 2001, and 2000, respectively.

Cash and Cash Equivalents

     The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash and cash equivalents.

Inventory Capitalization and Cost Allocation

     Projects under development and held for sale are stated at the lower of cost (including development costs and, where appropriate, capitalized interest and real estate taxes) or fair value less costs to sell. Capitalized costs are included in cost of sales in the combining statements of operations as related revenues are recognized. Interest costs relieved from inventories are included in cost of sales. The Companies review recoverability of their inventories on an individual basis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

Commercial Properties, net

     Commercial real estate properties are carried at cost, net of accumulated depreciation. Betterments, major renovations, and certain costs directly related to the acquisition, improvement and leasing of real estate are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Buildings and Improvements Tenant Improvements	5 to 39 years Terms of leases

     The cost of commercial real estate properties and accumulated depreciation are summarized below:

	March 31,

	2002	2001

Commercial Properties	$137,942	$86,778
Accumulated Depreciation	(5,485)	(3,129)

	$132,457	$83,649

Deferred Charges and Other

     Deferred charges and other are primarily composed of loan fees, lease commissions, prepaid expenses, deposits and investments.

Property and Equipment, net

     Property and equipment are stated at cost. Major renewals and improvements are capitalized and depreciated. Repairs and maintenance are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives of depreciable assets ranging from three to ten years. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts and any resulting gains or losses are recognized at such time.

Goodwill

     Goodwill represents the excess of purchase price over the net assets of businesses acquired. In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), goodwill and certain identifiable intangible assets are no longer amortized over their expected lives. Instead, these assets are tested for impairment annually at the reporting unit level using a two-step impairment assessment. See further discussion of goodwill at Note (J).

Advertising Costs

     Advertising costs are expensed as incurred. The advertising costs for fiscal 2002, 2001 and 2000 were $4.3 million, $3.7 million and $3.4 million, respectively.

Foreign Currency Exchange Gains or Losses

     The Partnership’s International Home Building operation, whose functional currency is not the U.S. dollar, translates its financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. Income statement accounts are translated using the average exchange rate for the period. Income statement accounts that represent significant, non-recurring transactions are translated at the rate in effect as of the date of the transaction. Gains and losses resulting from the translation are included in accumulated other comprehensive income as a separate component of partners’ capital.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

     Certain prior year balances have been reclassified to be consistent with the fiscal 2002 presentation.

Combining Statements of Cash Flows — Supplemental Disclosures

     Net interest capitalized by the Partnership during fiscal 2002, 2001, and 2000 totaled $4.4 million, $3.9 million, and $3.7 million, respectively. Cash payments made for interest were $9.3 million,

$12.7 million and $16.5 million for fiscal 2002, 2001 and 2000, respectively. Land assets acquired by the Partnership during fiscal 2002 and 2001 in exchange for Class C Units totaled $0.8 million and $3.8 million, respectively. In addition, during fiscal 2002 and 2001, the Partnership issued 27,135 and 142,268 new Class C Units for $27.1 million, and $142.3 million, respectively. In fiscal 2000, the Partnership acquired the assets and assumed liabilities of Fairclough (as defined in Note (D) below) totaling $267.7 million and $297.0 million, respectively.

Statements of Financial Accounting Standards

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management does not believe that adoption of this statement in fiscal 2003 will have a material effect on the interim or annual financial statements of Holding and the Partnership. However, the financial statement presentation will be modified in fiscal 2003 to report the results of operations and financial position of a component of an entity that either has been disposed of or is classified as held for sale as discontinued operations. As a result, in fiscal 2003, Holding and the Partnership will reclassify certain amounts in prior period financial statements to conform to the new presentation requirements.

(D) ACQUISITION OF FAIRCLOUGH HOMES GROUP LIMITED

     On April 15, 1999, Centex Development Company UK Limited (“CDCUK”), a company incorporated in England and Wales and a wholly-owned subsidiary of the Partnership, closed its acquisition of all of the voting shares of Fairclough Homes Group Limited, a British home builder (“Fairclough”). The purchase price at closing (approximately $219 million) was paid by the delivery of two-year non-interest-bearing promissory notes. A major portion of the promissory notes was secured by a letter of credit obtained by the Partnership from a United Kingdom bank. Additionally, the seller of the voting shares retained non-voting preference shares in Fairclough that entitled it to receive substantially all of the net after-tax earnings of Fairclough until March 31, 2001. During that time period CDCUK also retained the rights to participate in Fairclough’s earnings in excess of certain specified levels. During the period between April 15, 1999 and March 31, 2001, Fairclough’s operations were carried out subject to certain guidelines that were negotiated with the seller in connection with its ownership of the preference shares.

     Because the non-voting preference shares retained by the seller had the characteristics of debt, the preference obligation was reported as interest expense in the financial statements. Subsequent to March 31, 2001, CDCUK redeemed the preference shares for nominal value.

     As of March 31, 2001, the non-interest-bearing promissory notes were repaid in full (less the holdback described below) from a combination of bank borrowings, equity contributions to CDCUK from the Partnership, and a loan to CDCUK from the Partnership. CDCUK retained a $6.9 million holdback relative to CDCUK exercising its right of offset for asserted breaches of representations and warranties by the seller under the share purchase agreement. In fiscal 2002, $1.2 million of this holdback was paid to the seller and $5.7 million has been dedicated to fund repair costs and claims arising out of a project completed prior to CDCUK’s acquisition of Fairclough.

     The purchase of Fairclough has been accounted for using the purchase method of accounting, pursuant to which the total cost of the acquisition has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values.

(E) PROPERTY AND EQUIPMENT

     Property and equipment cost by major category and accumulated depreciation are summarized below:

	March 31,

	2002	2001

Land, Buildings, and Improvements	$2,004	$3,022
Machinery, Equipment, and Other	1,659	1,016

	3,663	4,038
Accumulated Depreciation	(451)	(647)

	$3,212	$3,391

(F) INVESTMENTS IN CERTAIN JOINT VENTURES

     The Partnership conducts certain operations through its participation in joint ventures in which the Partnership holds less than a majority interest. These non-consolidated joint ventures had total debt outstanding of approximately $16.1 million as of March 31, 2002 and $10.2 million as of March 31, 2001. The Partnership’s liability for the obligations of these non-consolidated joint ventures is limited to approximately $1.1 million as of March 31, 2002.

(G) NOTES PAYABLE

     Non-recourse debt totaled $233.1 million at March 31, 2002. As projects are sold, a portion of the proceeds is restricted for repayment of the note that was secured by the project sold. In addition, the Partnership, through wholly-owned single asset entities, had construction debt outstanding at March 31, 2002 totaling $56.0 million. The Partnership itself has also issued completion and payment guarantees for up to 100% of the construction loan amounts. The note balances and rates in effect were as follows:

		March 31,

		2002	2001

Non-Recourse Debt
Mortgage Notes (3)	6.92% to 8.72%	$76,592	$70,746
Mezzanine Notes	9.00% (1) to LIBOR (2) + 4.00%	—	8,470
Land Notes (4)	0.00% to 14.00%	62,370	6,477
Other (5)	LIBOR(2) + 1.00%	94,129	41,342

		233,091	127,035

Limited-Recourse
Construction Notes (6)	LIBOR(2) + 1.75% - 2.35% to 8.00%	56,035	48,806

Full-Recourse Debt
Entity Purchase	Zero Coupon	—	6,857
Land Note	6.14%	—	4,603

		—	11,460

		$289,126	$187,301

(1)	In addition to the stated rate, the lender received a participation payment of up to 35% of net proceeds upon disposition of the underlying real estate.

(2)	The 30-day LIBOR rate at March 31, 2002 and 2001 was 1.88% and 5.08% respectively.

(3)	Secured by assets with an aggregate book value of $83.8 million at March 31, 2002.

(4)	Secured by assets with an aggregate book value of $72.5 million at March 31, 2002.

(5)	As of March 31, 2002, the Partnership has drawn £66.0 million of the £100.0 million availability.

(6)	Secured by assets with an aggregate book value of $92.3 million at March 31, 2002.

Maturities of debt (in thousands) during the next five fiscal years are: 2003, $35,936; 2004, $131,815; 2005, $9,506; 2006, $32,000; 2007, $3,277; and $76,592 thereafter.

(H) COMPREHENSIVE INCOME

     Comprehensive income is summarized for the three-year period ended March 31, 2002 below:

	For the Years Ended March 31,

	2002	2001	2000

Net Earnings	$16,982	$4,616	$456
Other Comprehensive Income (Loss), net of tax:
Foreign Currency Translation Adjustments	1,829	(4,100)	(96)
Unrealized Gain on Hedging Instruments	388	—	—

Comprehensive Income	$19,199	$516	$360

(I) DERIVATIVES AND HEDGING

     The Partnership is exposed to the risk of interest rate fluctuations on the debt obligations of the Partnership and its subsidiaries. As part of its strategy to manage the obligations that are subject to changes in interest rates, a subsidiary of the Partnership has entered into an interest rate swap agreement, designated as a cash flow hedge, on a portion of its debt. The swap agreement is recorded at its fair value in Other Assets in the condensed combining balance sheets. To the extent the hedging relationship is effective, fluctuations in the fair value of the derivative are deferred as a component of Accumulated Other Comprehensive Income. Fluctuations in the fair value of the ineffective portion of the derivative would be reflected in the current period earnings. During fiscal 2002, there was no hedge ineffectiveness related to this derivative.

     This swap expires in March 2004. Amounts to be received or paid as a result of the swap agreement are recognized as adjustments to interest incurred on the related debt instrument. As of March 31, 2002, the asset and Accumulated Other Comprehensive Loss was $554 thousand ($388 thousand net of tax).

(J) GOODWILL — ADOPTION OF STATEMENT 142

     Holding and the Partnership adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) effective April 1, 2001. SFAS No. 142 provides guidance on accounting for intangible assets and eliminates the amortization of goodwill and certain identifiable intangible assets. Under the provisions of SFAS No. 142, intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually at the reporting unit level using a two-step impairment assessment. Impairment testing must be performed more frequently if events or changes in circumstances indicate that the asset might be impaired. Holding and the Partnership tested for potential impairment, both upon adoption of SFAS No. 142 and annually as of January 1, 2002, by determining whether the carrying amount of a reporting unit exceeds its fair value. Holding and the Partnership had no impairment of goodwill in fiscal 2002. Identifiable intangible assets, other than goodwill, are immaterial. The Partnership’s International Home Building segment carries all of the Partnership’s goodwill. The carrying amount of goodwill was $27.8 million and $27.7 million at March 31, 2002 and 2001, respectively. The increase in fiscal 2002 reflects the impact of foreign currency translation adjustments.

     For fiscal 2002, 2001 and 2000, net earnings excluding goodwill amortization and earnings per unit excluding such amortization expense are as follows:

	For the Years Ended March 31,

	2001	2000

Reported Net Earnings Allocable to Limited Partner	$5,362	$1,583
Goodwill Amortization	1,750	1,576

Adjusted Net Earnings	$7,112	$3,159

Net Earnings (Loss) Per Unit:
Reported Net Earnings	$76.34	$25.08
Goodwill Amortization	24.92	24.97

Adjusted Net Earnings	$101.26	$50.05

(K) COMMITMENTS AND CONTINGENCIES

     As of March 31, 2002, the Partnership had remaining commitments of approximately $62.6 million on construction contracts.

     To obtain construction financing for projects being developed by its subsidiaries, the Partnership is often required to guarantee, for the benefit of the construction lender, the completion of the project. To further guarantee the completion of the project and the payment of the construction loan obligations, the Partnership, in some instances, also has issued demand notes made payable to its subsidiaries of up to 20% of the construction loan commitment amount. The subsidiaries then pledge the demand notes to the lenders as a form of additional collateral on the construction loans. The demand notes are payable only in the event of default on the construction loans. As of March 31, 2002, the Partnership had issued demand notes totaling $1.6 million. In some instances, the Partnership has also executed partial recourse payment guarantees.

     Subsidiaries of the Partnership have also obtained demand notes from Centex for up to 10% of the construction loan commitment amount. These demand notes have been pledged to the lenders as additional collateral on the construction loans, and may be called only in the event of a default on the demand notes issued by the Partnership.

     Benefits are provided to eligible employees of the Partnership and certain subsidiaries under various profit sharing plans. The aggregate cost of these plans to the Partnership was $1.0 million in fiscal 2002, $0.8 million in fiscal 2001 and $1.4 million in fiscal 2000. The employees’ rights to employer contributions to these plans vest over a period of up to seven years.

(L) BUSINESS SEGMENTS

     During fiscal 2002, the Partnership operated in four principal business segments: International Home Building, Commercial Development, Multi-Family Communities (formerly known as Multi-Family Development), and Corporate-Other (formerly known as Land Sales and Other). Before fiscal 2002, the Partnership also operated a Domestic Home Building segment. All of the segments, except for International Home Building, operate in the United States. International Home Building’s accounting policies are the same as those described in the summary of significant accounting policies.

     International Home Building acquires and develops residential properties and constructs single and multi-family housing units in the United Kingdom. The Domestic Home Building operation involved the construction and sale of single-family homes. Commercial Development actively develops office, industrial, retail and mixed-use projects, for sale and for investment. Multi-Family Communities develops multi-family projects, which it actively markets for sale during the development period. Corporate-Other is involved in the acquisition and disposition of land and other assets of the Partnership not identified with another specific business segment.

	For the Year Ended March 31, 2002
	(Dollars in thousands)

	Int'l Home	Commercial	Multi-Family	Corporate-
	Building	Development	Communities	Other	Total

Revenues	$290,406	$39,468	$53,944	$2,812	$386,630
Cost of Sales	(251,010)	(16,750)	(46,866)	(1,209)	(315,835)
Selling, General & Administrative Expenses	(25,135)	(11,448)	(3,917)	(2,013)	(42,513)
Interest Expense	(1,947)	(6,755)	(6)	(835)	(9,543)

Earnings (Loss) Before Income Tax	$12,314	$4,515	$3,155	$(1,245)	$18,739

Identifiable Assets	$382,903	$179,270	$28,725	$77,538	$668,436
Capital Expenditures	$185	$—	$24	$27	$236
Depreciation and Amortization	$540	$3,535	$28	$2	$4,105

	For the Year Ended March 31, 2001
	(Dollars in thousands)

		Domestic
	Int'l Home	Home	Commercial	Multi-Family	Corporate-
	Building	Building	Development	Communities	Other	Total

Revenues	$252,487	$30,304	$33,088	$1,664	$21,774	$339,317
Cost of Sales	(222,634)	(24,002)	(18,398)	—	(20,578)	(285,612)
Selling, General & Administrative Expenses	(22,085)	(3,461)	(8,012)	(2,399)	(1,047)	(37,004)
Interest Expense	(7,802)	—	(4,525)	—	—	(12,327)

Earnings (Loss) Before Income Tax	$(34)	$2,841	$2,153	$(735)	$149	$4,374

Identifiable Assets	$295,885	$—	$127,109	$50,783	$10,873	$484,650
Capital Expenditures	$629	$4	$—	$—	$—	$633
Depreciation & Amortization	$2,678	$45	$2,076	$41	$—	$4,840

	For the Year Ended March 31, 2000
	(Dollars in thousands)

		Domestic
	Int'l Home	Home	Commercial	Multi-Family	Corporate-
	Building	Building	Development	Communities	Other	Total

Revenues	$329,582	$13,377	$10,327	$17,154	$7,759	$378,199
Cost of Sales	(283,456)	(11,672)	(3,438)	(17,057)	(6,384)	(322,007)
Selling, General & Administrative Expenses	(24,188)	(1,495)	(3,004)	(1,977)	(569)	(31,233)
Interest Expense	(18,229)	—	(2,440)	—	—	(20,669)

Earnings (Loss) Before Income Tax	$3,709	$210	$1,445	$(1,880)	$806	$4,290

Identifiable Assets	$347,748	$9,270	$85,905	$30,898	$37,797	$511,618
Capital Expenditures	$—	$—	$—	$—	$—	$—
Depreciation & Amortization	$2,537	$52	$1,246	$44	$—	$3,879

     In March 2001, the Partnership sold its Domestic Home Building segment to Centex Homes for total consideration of $21.1 million representing book value, which also approximated market value. The financial results from the sale of this segment are included in Corporate-Other. Domestic Home Building accounted for 8.9% and 3.5% of revenues and 65.0% and 4.9% of operating earnings in fiscal 2001 and 2000, respectively.

(M) FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires companies to disclose the estimated fair value of their financial instrument assets and liabilities. The estimated fair values shown below have been determined using current quoted market prices where available and, where necessary, estimates based on present value methodology suitable for each category of financial instruments. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. All assets and liabilities that are not considered financial instruments have been valued using historical cost accounting.

     The consolidated carrying values of Cash and Cash Equivalents, Other Receivables, Accounts Payable and Accrued Liabilities, and other variable-rate debt approximate their fair values. The carrying values and estimated fair values of other financial liabilities were as follows:

	March 31,

	2002			2001

	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value

Financial Liabilities Fixed-Rate Debt	$152,616	$153,815	(1)	$81,683	$84,722	(1)

(1)	Fair values are based on a present value discounted cash flow with the discount rate approximating current market for similar instruments.

(N) STOCKHOLDERS’ EQUITY AND PARTNERS’ CAPITAL

Equity Securities

     The partnership agreement governing the Partnership (the “Partnership Agreement”) contemplates the issuance of three classes of limited partnership units: Class A Units, Class B Units, and Class C Units. Under the Partnership Agreement, holders of Class C Units are entitled to substantially the same rights as holders of Class A Units in connection with matters in common, such as voting, allocations, and distributions. During fiscal 2002 and 2001, 27,135 and 146,112 Class C Units, respectively, were issued in exchange for cash and other assets with a fair market value of $27.1 million and $146.1 million. At March 31, 2002, there were 32,260 Class A Units and 208,330 Class C Units outstanding.

     No Class B Units are issued and outstanding. However, warrants to purchase approximately 80% of the Class B Units were issued to Centex stockholders and are held by a nominee on their behalf. These warrants will detach and trade separately from Centex common stock on the earlier of Payout (as defined below) or November 30, 2007, the scheduled detachment date.

Preferred Return

     The Partnership Agreement provides that the holders of the Class A Units and Class C Units are entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of their Unrecovered Capital. No preference payments have been made since fiscal 1998. Preference payments in arrears at March 31, 2002 amounted to $41.4 million, and Unrecovered Capital for the holders of Class A Units and Class C Units at March 31, 2002 totaled $32.8 million, and $208.3 million, respectively.

Allocation of Profits and Losses

     As provided in the Partnership Agreement, prior to Payout (as defined below), net income of the Partnership is to be allocated to the partners in the following order of priority:

[i]	To the holders of Class A Units and Class C Units to the extent of the cumulative preferred return.

[ii]	To the partners to the extent and in the same ratio that cumulative net losses were allocated.

[iii]	To the partners in accordance with their percentage interests. Currently, this would be a combined 20% to the holders of Class A Units and Class C Units and 80% to the general partner.

     After Payout, the percentage interests will change to a combined 99% to the limited partners and 1% to the general partner. Thereafter, all loss allocations and allocations of net income will be made to the partners in accordance with their modified percentage interests.

Distributions

     Distributions of cash or other property are to be made at the discretion of the general partner and are to be distributed in the following order of priority:

[i]	Prior to the time at which the Class A and Class C limited partners have received aggregate distributions equal to their original capital contribution (“Payout”), distributions of cash or other property shall be made as follows:

[a]	To the Class A and Class C limited partners with respect to their cumulative preferred return, then

[b]	To the partners in an amount equal to the maximum marginal corporate tax rate times the amount of taxable income allocated to the partners, then

[c]	To the Class A and Class C limited partners until their Unrecovered Capital is reduced to zero.

[ii]	After Payout, distributions of cash will be made to the partners in accordance with their modified percentage interests.

Warrants

     In November 1987, Centex acquired from the Partnership 100 warrants to purchase Class B Units in the Partnership at an exercise price of $500 per Class B Unit, and Centex acquired from Holding 100 warrants to purchase shares of Holding common stock at an exercise price of $800 per share. These warrants are subject to future adjustment to provide the holders of options to purchase Centex common stock with the opportunity to acquire Class B Units and shares of Holding. These warrants will generally become exercisable upon the detachment of the tandem-traded securities from Centex common stock.

(O) RELATED PARTY TRANSACTIONS

Services Agreements

     The Partnership has a services agreement with Holding whereby Holding provides certain executive and managerial services and tax, accounting and other similar services to the Partnership. The agreement was amended and restated effective April 1, 2001, to decrease the quarterly fee to $50 thousand. Effective October 1, 2001, the quarterly fee was further decreased to $12.5 thousand. In addition to the

$125 thousand in service fees paid during fiscal 2002, the Partnership paid $1.0 million and $583 thousand to Holding during fiscal 2001 and 2000, respectively.

     Holding has a services agreement with Centex Service Company (“Centex Service”), a wholly-owned subsidiary of Centex, whereby Centex Service provides certain tax, accounting, administrative and other similar services for Holding. In conjunction with the employment by the Partnership of employees previously employed by Centex Service, the agreement was amended and restated effective April 1, 2001, to decrease the quarterly fee to $50 thousand. Effective October 1, 2001, the quarterly fee was further decreased to $12.5 thousand to reflect employment by the Partnership of certain additional employees previously employed by Centex Service. Fees of $125 thousand, $1.0 million, and $360 thousand in fiscal 2002, 2001, and 2000 paid by Holding to Centex Service under this agreement are reflected as administrative expenses in the accompanying combining financial statements.

Sales and Purchases

     Partnership revenues include sales to Centex Homes of $1.7 million, $21.1 million (from the sale of the Partnership’s Domestic Home Building operation) and $5.4 million during fiscal 2002, 2001, and 2000 respectively. Earnings associated with lot sales to Centex totaled $0, $0, and $333 thousand, for fiscal 2002, 2001, and 2000, respectively.

     During fiscal 2002 and 2001, the Partnership, through its subsidiaries, purchased 345 acres in Florida, Hawaii, Nevada and South Carolina. The total consideration of $71.7 million consisted of an aggregate $62.6 million in purchase money mortgage notes and an aggregate $9.1 million in cash payments. Concurrently with those transactions, Centex Homes deposited $9.1 million with the Partnership as option deposits for the purchase of the properties. Partnership revenues during fiscal 2002 included $1.4 million in fees and reimbursements pursuant to the various option agreements.

     During fiscal 2002, Centex Homes purchased a 12-acre site in Lewisville, Texas, from subsidiaries of Holding and the Partnership for cash consideration of $1.25 million. Centex Homes will pay additional consideration to the subsidiaries in the form of a participation in profits above certain gross margin threshold levels on townhome sales.

Other

     The Partnership has entered into a management agreement with Centex Homes whereby the Partnership provides certain services to Centex Homes for the operation, management, development and sale of its commercial real estate portfolio. The management agreement, which was entered into effective April 1, 2001, provides for the reimbursement of a portion of the expenditures incurred by the Partnership (including overhead expenses) with respect to the properties. The management agreement further provides for the payment of additional amounts to the Partnership based upon its performance of services under the management agreement. Collectively, such payments amounted to approximately $4.2 million during fiscal 2002.

     The Partnership has entered into a management agreement with Centex Homes whereby Centex Homes provides management and oversight services for the Partnership’s investment in Fairclough. The Partnership pays Centex Homes an annual fee of $10 thousand and reimburses Centex Homes for its direct expenses associated with its management and oversight.

     Centex performs cash management services for the Partnership. Excess funds generated by the Partnership are transferred to Centex on a daily basis, and funds required by the Partnership are advanced by

Centex to the Partnership as necessary. Advances to or from Centex bear interest at the one-month LIBOR rate plus 25 basis points, computed on the daily outstanding borrowings or advances.

     The Partnership, through its operating subsidiaries, executed contracts with Centex construction subsidiaries totaling $15.0 million in fiscal 2002, $14.9 million in fiscal 2000 and $43.2 million in fiscal 1999 for the construction of multi-family apartments, a recreational ice skating facility, two office buildings and two industrial facilities. During fiscal 2002 and 2001, $10.0 million and $7.7 million, respectively, was paid to Centex construction subsidiaries pursuant to the construction contracts.

     During fiscal 2002 and 2001, in connection with third-party construction and permanent loans made to the Partnership’s operating subsidiaries and in connection with the acquisition and sale of properties, the Partnership paid an aggregate of $412 thousand and $273 thousand, respectively, in title insurance premiums and escrow fees to Centex title insurance subsidiaries.

     Centex has issued an $0.8 million demand note as a form of guarantee relating to one of the Partnership’s project loans. This demand note is payable only in the event of default by the Partnership or its subsidiary under its obligations to the lender.

     A subsidiary of the Partnership owns a 50% interest in a 79,000 square foot office building in Plantation, Florida. The remaining 50% interest is owned by Centex Construction Group Services, L.L.C., a Centex affiliate. Approximately 61% of the rentable square footage of this building is leased and occupied by Centex affiliates.

     A subsidiary of the Partnership has leased approximately 161,225 square feet, or 74% of leasable space, in the Citymark office building in Dallas, Texas to Centex Service and other Centex affiliates.

     During fiscal 2002, a subsidiary of the Partnership entered into a lease having a term of at least ten years with Centex Home Equity Company, L.L.C., a Centex affiliate, for approximately 40,000 square feet of office space in a newly-constructed building in Lewisville, Texas. Payment of rent under this lease is guaranteed by Centex Financial Services, Inc. The tenant occupied the space in April, 2002.

     Under the Partnership Agreement, Class C Units may be issued in exchange for assets acquired and capital received from a limited partner or from an entity that is to be admitted as limited partner. Centex Homes is currently the sole limited partner of the Partnership. During fiscal 2002, the Partnership issued 27,135 Class C Units to Centex Homes in exchange for $27.1 million in assets and cash.

     The Partnership Agreement provides that the holders of Class A Units and Class C Units are entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of their Unrecovered Capital. As noted above, Centex Homes is currently the sole limited partner of the Partnership and the sole holder of all outstanding Class A Units and Class C Units. During fiscal 2002, the Partnership made no preference payments to Centex Homes. At March 31, 2002, unpaid preference accruals totaled $41.4 million, and Unrecovered Capital for Class A Units and Class C Units totaled $32.8 million and $208.3 million, respectively.

(P) INCOME TAXES

     The components of the total provision (benefit) for income taxes at March 31 are as follows:

	For the Years Ended March 31,

	2002	2001	2000

Current Provision (Benefit):
Federal	$—	$(3,600)	$(3,600)
State	—	—	—
Foreign	3,019	3,358	7,434

Total Current Provision (Benefit)	3,019	(242)	3,834

Deferred Benefit:
Federal	—	—	—
State	—	—	—
Foreign	(1,262)	—	—

Total Deferred Benefit	(1,262)	—	—

Total Income Tax Provision (Benefit)	$1,757	$(242)	$3,834

     The effective tax rate differs from the federal statutory rate of 35% in fiscal 2002, 2001 and 2000 due to the following items:

	For the Years Ended March 31,

	2002	2001	2000

Financial Income Before Taxes	$18,739	$4,374	$4,290

Income Taxes at Statutory Rate	$6,559	$1,531	$1,502
(Decreases) Increases in Tax Resulting from -
Benefit of Pass-through Status of Partnership	(5,918)	(1,765)	1,554
Preferred Share Distributions	1,609	2,731	4,263
Goodwill Amortization	—	613	709
Tax Allocation Agreement Payments	—	(3,600)	(3,600)
Other	(493)	248	(594)

Provision (Benefit) for Income Taxes	$1,757	$(242)	$3,834

Effective Tax Rate	9.38%	-5.53%	89.37%

     The Company’s deferred tax assets and liabilities as of March 31 are as follows:

	March 31,

	2002	2001

Deferred Tax Assets
Accrued Interest	$1,738	$—
Other	215	—
Net Operating Loss Carryforwards	717	1,190

Total Deferred Tax Assets	2,670	1,190
Valuation Allowance	(717)	(1,190)

Net Deferred Tax Assets	1,953	—

Deferred Tax Liabilities
Swap Agreement Market Adjustments	(166)	—
Interest Expensed as Incurred	(691)	—

Total Deferred Tax Liabilities	(857)	—

Net Deferred Tax Assets	$1,096	$—

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     At March 31, 2002, Holding had net operating loss carryforwards of $2.0 million. If unused, the loss carryforwards will expire in fiscal years 2019 through 2021. Holding has recorded a valuation allowance, valuing the deferred tax asset at zero.

     Holding joins with its subsidiaries in filing consolidated income tax returns. The taxable income of the Partnership has been allocated to the holders of the Class A and Class C Units. Accordingly, no tax provision for the Partnership earnings is shown in the combining financial statements other than a payment of $3.6 million from Centex in fiscal 2001 and 2000 under the terms of a Tax Liability Allocation Agreement.

     As of March 31, 2002, the Partnership has not provided for withholding or U.S. Federal Income Taxes on the accumulated undistributed earnings of its foreign subsidiaries as they are considered by management to be permanently reinvested. Determination of the deferred income tax liability on these unremitted earnings is not practicable as such liability, if any, may be allocated to the holders of the Class A and Class C Units, and is dependent on circumstances existing when remittance occurs.

(Q) SUBSEQUENT EVENTS

     Pursuant to a redevelopment agreement with the Housing and Redevelopment Authority of the City of Saint Paul, Minnesota, and with the City of Saint Paul, a subsidiary of the Partnership has committed to undertake environmental remediation and development of project infrastructure and project improvements to redevelop a 21-acre “brownfield” site in downtown Saint Paul, Minnesota into a mixed-use project containing “for sale” and “for rent” housing units and related retail space. The subsidiary has substantially completed environmental remediation as of March 31, 2002, and subsequent to March 31, 2002 acquired title to the site.

     The Partnership anticipates that funds for fulfillment of its obligations under the redevelopment agreement will be available from various sources, including internally generated funds, grants for environmental remediation, reimbursement of certain costs from the proceeds of a bond issuance and sale of various land parcels to Centex Homes and unaffiliated developers.

Report of Independent Auditors

TO THE BOARD OF DIRECTORS OF 3333 HOLDING CORPORATION:

     We have audited the accompanying combining balance sheets of 3333 Holding Corporation and subsidiary and Centex Development Company, L.P. and subsidiaries as of March 31, 2002 and 2001, and the related combining statements of operations, cash flows, and stockholders’ equity and partners’ capital for each of the three years in the period ended March 31, 2002. Our audits also included the financial statement schedules listed in the index at Item 14 (a). These financial statements and the schedule are the responsibility of the Companies’ management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the individual and combined financial positions of 3333 Holding Corporation and subsidiary and Centex Development Company, L.P. and subsidiaries as of March 31, 2002 and 2001, and the individual and combined results of their operations and their cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
Dallas, Texas

May 31, 2002

Quarterly Results (Unaudited)
(Dollars in thousands, except per share/unit data)

	For the Years Ended March 31,

	2002	2001	2002	2001	2002	2001

			Centex Development		3333 Holding
			Company, L.P. and		Corporation and
	Combined		Subsidiaries		Subsidiary

First Quarter
Revenues	$83,955	$71,117	$83,345	$71,116	$660	$1
Earnings (Loss) Before Taxes	$3,366	$1,047	$2,790	$1,151	$576	$(104)
Net Earnings (Loss)	$3,075	$401	$2,499	$505	$576	$(104)
Earnings (Loss) Per Unit/Share			$11.70	$7.49	$576	$(104)
Average Units Outstanding			213,504	67,356	—	—
Average Shares Outstanding			—	—	1,000	1,000
Second Quarter
Revenues	$86,287	$70,641	$86,287	$70,641	$50	$—
Earnings (Loss) Before Taxes	$3,800	$(775)	$3,837	$(657)	$(37)	$(118)
Net Earnings (Loss)	$3,382	$(186)	$3,419	$(68)	$(37)	$(118)
Earnings (Loss) Per Unit/Share			$15.63	$(0.96)	$(37)	$(118)
Average Units Outstanding			218,785	70,669	—	—
Average Shares Outstanding			—	—	1,000	1,000
Third Quarter
Revenues	$95,866	$80,752	$95,041	$80,752	$838	$—
Earnings (Loss) Before Taxes	$5,774	$2,721	$4,988	$2,858	$786	$(137)
Net Earnings (Loss)	$5,538	$3,649	$4,778	$3,786	$760	$(137)
Earnings (Loss) Per Unit/Share			$20.84	$53.57	$760	$(137)
Average Units Outstanding			229,277	70,669	—	—
Average Shares Outstanding			—	—	1,000	1,000
Fourth Quarter
Revenues	$120,522	$116,807	$120,472	$116,807	$63	$1,000
Earnings (Loss) Before Taxes	$5,799	$1,381	$5,787	$1,768	$12	$(387)
Net Earnings (Loss)	$4,987	$752	$4,949	$1,139	$38	$(387)
Earnings (Loss) Per Unit/Share			$21.18	$15.76	$38	$(387)
Average Units Outstanding			233,689	72,256	—	—
Average Shares Outstanding			—	—	1,000	1,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On March 23, 2002, the audit committees of the boards of directors of Holding and Development, approved, for itself and on behalf of its subsidiaries, including the Partnership, the engagement of Ernst & Young LLP as the independent auditors for the Partnership and Holding for the fiscal year ending March 31, 2002, to replace Arthur Andersen LLP, who was dismissed as auditors for these entities effective as of that date. This action followed the audit committees’ decision to seek proposals from independent accountants to audit the financial statements of the Partnership and Holding.

     Arthur Andersen’s audit reports on the financial statements for Holding and the Partnership as of and for the two most recent fiscal years, that ended March 31, 2000 and 2001, respectively, did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     During the two most recent fiscal years, that ended March 31, 2000 and 2001, respectively, and the subsequent interim period through March 23, 2002:

•	there were no disagreements between the Partnership and Holding, on the one hand, and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen’s satisfaction, would have caused Arthur Andersen to make reference to the subject matter of the disagreement in connection with its reports;

•	none of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred; and

•	the Partnership and Holding did not consult with Ernst & Young regarding any of the matters or events described in item 304(a)(2)(i) and (ii) of Regulation S-K.

     The Partnership and Holding provided Arthur Andersen with a copy of the foregoing statements. A letter from Arthur Andersen, dated March 27, 2002, stating its agreement with such statements as filed with the SEC, is attached to this Report as Exhibit 16.1.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

Holding

     We have included the information with respect to Holding called for by this Item 10 by incorporating into this Item 10 the information regarding the executive officers of Holding, which follows Item 4 of Part I of Part B of this report, and the information included under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Holding’s Proxy Statement for its July 18, 2002 Annual Meeting of Stockholders.

The Partnership

     We have included the information with respect to the Partnership and directors and officers of the Partnership’s general partner, Development, called for by this Item 10 by incorporating into this Item 10 the information relating to the executive officers of Development, which follows Item 4 of Part I of Part B of this Report, information included under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Holding’s 2002 Proxy Statement and the additional information regarding the Partnership set forth below.

     The Partnership has no directors or officers and, instead, is managed by Development, its sole general partner. Directors and officers of Holding hold the same positions with Development and, together with the other officers of Development, perform all executive management functions required for the Partnership. The limited partners of the Partnership have no power to direct or participate in the control of the Partnership or to remove the general partner. Through its Board of Directors, a majority of whom are independent outside directors, Development manages how the Partnership conducts its activities, including the acquisition, development, maintenance, and sales of properties belonging to the Partnership and all other decisions regarding the Partnership’s business or operations. See “Item 1. Business.”

Services Agreements

     The Partnership has entered into a services agreement pursuant to which Holding provides executive oversight and various administrative and clerical services required by the Partnership that are not performed by the employees of the Partnership. From time to time, Holding delegates the performance of some responsibilities to Centex Service under the terms of a services agreement between Holding and Centex Service.

     Holding is entitled to reimbursement from the Partnership for all reasonable costs and expenses incurred and paid by Holding in connection with the performance of its duties and obligations under the services agreement. In addition, the Partnership paid Holding a quarterly managerial fee equal to $50,000 per quarter from April 1, 2001, through September 30, 2001 and $12,500 per quarter from October 1, 2001, through March 31, 2002. During fiscal 2002, Holding received $125,000 from the Partnership for its services.

     The term of the services agreement between Holding and the Partnership is subject to automatic renewal for successive one-year terms unless either party elects to terminate the agreement prior to March 1 of any year. However, the Partnership may not terminate the agreement prior to the later of date of the detachment of the Stockholder Warrants from Centex’s common stock or payout, which is defined in the partnership agreement. Nevertheless, the Partnership may terminate the agreement if Holding breaches the agreement.

ITEM 11. EXECUTIVE COMPENSATION

Holding

     We have included the information with respect to Holding called for by this Item 11 by incorporating into this Report the information included under the caption “Executive Compensation” in Holding’s 2002 Proxy Statement.

The Partnership

     We have included the information with respect to the Partnership and the directors and officers of the Partnership’s general partner, Development, by incorporating into this Item 11 the information included under the captions “Board Meetings, Fees, Committees and Attendance Records” and “Executive Compensation” in Holding’s 2002 Proxy Statement.

     As noted above, the Partnership does not have any directors or officers and, instead, is managed by its sole general partner, Development. See “Item 10. Directors and Executive Officers of the Registrants.” Under the terms of the Partnership Agreement, Development, as general partner, is entitled to be allocated particular items of income and loss of the Partnership and to receive certain distributions of cash from the Partnership depending upon the level of income and cash available for distribution and whether payout has occurred. For a summary of these rights and benefits, see Note (N) of the Notes to the Combining Financial Statements of Holding and the Partnership included on pages 130-131 of this Report. Except as described above, and except for the right to be reimbursed for some expenses, Development does not receive any compensation from the Partnership with respect to its duties and obligations as general partner of the Partnership.

     The executive officers of Development did not receive any remuneration from Development for fiscal 2002. Directors of Development who are neither officers nor employees of Development, the Partnership, Centex, or Centex’s subsidiaries received compensation from Development in the form of directors’ and committee members’ fees. During fiscal 2002, each executive officer of Development received remuneration from the Partnership or from Centex or one of its subsidiaries in his capacity as an employee or officer of that entity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Holding

     We have included the information with respect to Holding called for by this Item 12 by incorporating into this Item 12 the information included and referenced under the caption “Security Ownership of Management and Certain Beneficial Owners” in Holding’s 2002 Proxy Statement.

The Partnership

     The following table sets forth information with respect to the beneficial ownership of the equity securities of the Partnership as of June 6, 2002 by Development, the directors and executive officers of Development, individually itemized, all directors and executive officers of Development as a group, and any person known to the Partnership to be the beneficial owner of more than 5% of any class of the Partnership’s equity securities. Except as otherwise indicated, all securities are owned directly, and the beneficial owner of these securities has the sole voting and investment power with respect thereto.

		Number of
		Units
	Name of	or Warrants	Percent
Title of Class*	Beneficial Owner**	Owned	of Class

General Partner Interest (1)	3333 Development Corporation
	2728 N. Harwood
	Dallas, Texas 75201	A11	100%
Class A Units (2)	Centex Homes	32,260.085	100%
	2728 N. Harwood
	Dallas, Texas 75201
Stockholder Warrants (3)	3333 Development Corporation	—	***
	Richard C. Decker (4)	0.259	***
	Josiah O. Low, III	0.058	***
	Todd D. Newman (4)	0.018	***
	David M. Sherer	—	***
	Stephen M. Weinberg (4)	0.135	***
	Roger O. West	—	***
	All directors and executive officers of	0.470	***
	Development as a group (6 persons) (4)
	FMR Corp (5)	111	12.3%
	82 Devonshire Street
	Boston, MA 02109
	Greenhaven Associates, Inc. (6)	59	6.5%
	Three Manhattanville Road
	Purchase, NY 10577

		Number of
		Units
	Name of	or Warrants	Percent
Title of Class*	Beneficial Owner**	Owned	of Class

Centex Class B Unit	Centex Corporation
Warrants (7)	2728 N. Harwood
	Dallas, Texas 75201	100	100%
Class B Units (8)	Centex Corporation	350	28%
	2728 N. Harwood
	Dallas, Texas 75201
Class C Units (9)	Centex Homes	208,330.422	100%
	2728 N. Harwood
	Dallas, Texas 75201

*	Under the terms of the Partnership Agreement, the Partnership is managed by a sole corporate general partner and none of the present classes of the Partnership’s securities are “voting securities” within the meaning of the rules and regulations of the Securities and Exchange Commission promulgated pursuant to the Exchange Act. Nonetheless, information with respect to each class of the Partnership’s equity securities has been set forth in accordance with those rules and regulations.

**	The address of any person who is the beneficial owner of more than 5% of a class of the Partnership’s securities is also included.

***	Less than 1%.

(1)	In connection with the formation of the Partnership, Development made a capital contribution to the Partnership of $767,182 in exchange for Development’s general partner interest in the Partnership. As general partner, Development is entitled to receive allocations of income and loss and distributions of property from the Partnership.

(2)	The Class A units were issued to wholly-owned subsidiaries of Centex in exchange for the Original Properties, which is defined in the Partnership Agreement. Centex Homes presently holds record title to the Class A units. See “Item 1. Business — General Development of Business.” As of the date or dates when the Stockholder Warrants are deemed to have been exercised, the Class A units and Class C units will be automatically converted collectively into (1) a number of Class B units equal to 20% of the total number of Class B units that would be outstanding after conversion based on the actual exercise of the Stockholder Warrants and the assumed exercise of all the then exercisable Centex Class B Unit Warrants, which are described in footnote (8), and (2) a like number of Class A units and Class C units. The Class A units and Class C units will be automatically canceled upon payout and the exercise and/or expiration of all of the Stockholder Warrants and the Centex Class B Unit Warrants.

(3)	The nominee holds record title to the Stockholder Warrants, which are exercisable for Class B units, for the benefit of Centex stockholders pursuant to the nominee agreement. See “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.” However, the nominee has no power to vote the Class B units issuable upon exercise of the Stockholder Warrants or to direct the investment of the Stockholder Warrants or the Class B units. Beneficial ownership of the Stockholder Warrants is, by virtue of the nominee arrangement, indirect and undivided. The number of Stockholder Warrants listed as beneficially owned has been rounded to the nearest whole warrant.

(4)	Shares of Centex common stock (and therefore a beneficial interest in Stockholder Warrants) covered by stock options that are outstanding under the Centex Corporation Amended and Restated 1987 Stock Option Plan, the Fourth Amended and Restated 1998 Centex Corporation Employee Non-qualified Stock Option Plan and the Centex Corporation 2001 Stock Plan and exercisable on June 4, 2002 or within 60 days of that date, are included as “beneficially owned” pursuant to the rules and regulations of the Commission. Amounts include the following shares of Centex common stock and therefore a beneficial interest in the following Stockholder Warrants, that may be acquired upon exercise of such stock options: Mr. Decker — 17,750 shares, and therefore a beneficial interest in 0.259 Stockholder Warrants; Mr. Newman — 1,250 shares, and therefore a beneficial interest in 0.018 Stockholder Warrants; Mr. Weinberg — 7,500 shares, and therefore a beneficial interest in 0.135 Stockholder Warrants; and all directors and executive officers of Development as a group, which totals six persons, — 24,500 shares, and therefore a beneficial interest in 0.387 Stockholder Warrants. In addition, this table includes shares of Centex common stock and therefore a beneficial interest in Stockholder Warrants that may be beneficially owned as of May 31, 2002 pursuant to the Centex Common Stock Fund of the Profit Sharing and Retirement Plan of Centex Corporation, a defined contribution plan, as follows: Mr. Weinberg — 1,756 shares, and therefore a beneficial interest in 0.26 Stockholder Warrants, and all directors and executive officers of Development as a group, which totals six persons, — 1,756 shares, and therefore a beneficial interest in 0.26 Stockholder Warrants).

(5)	Based solely upon information contained in the Schedule 13G of FMR Corp. filed with the Commission on February 14, 2002 with respect to shares of Centex common stock owned as of December 31, 2001, but calculating the percentage shown by dividing the number of Stockholder Warrants represented by those shares of Centex Common Stock by the total number of Stockholder Warrants issued and outstanding on the record date. According to FMR Corp., that number includes 7,556,831 shares of Centex common stock, and therefore a beneficial interest in 111 Stockholder Warrants.

(6)	Based solely upon information contained in the Schedule 13G of Greenhaven Associates, Inc. filed with the Commission on January 2, 2002 with respect to shares of Centex common stock owned as of December 31, 2001, but calculating the percentage shown by dividing the number of Stockholder Warrants represented by those shares of Centex common stock by the total number of Stockholder Warrants issued and outstanding on the record date. According to Greenhaven, that number includes 4,005,000 shares of Centex common stock, and therefore a beneficial interest in 59 Stockholder Warrants.

(7)	On November 30, 1987, Centex acquired from the Partnership 100 warrants, or Centex Class B Unit Warrants, to purchase a like number of Class B units, subject to adjustment, pursuant to an agreement for purchase of warrants. The Centex Class B Unit Warrants are generally in the same form as, and contain the same terms as, the Stockholder Warrants, except for the manners in which they may be subdivided, and the corresponding exercise price, and the applicable exercise period. See Note (N) of the Notes the Combining Financial Statements of Holding and the Partnership included on pages 130-131 of this Report.

(8)	Presently, there are no Class B units issued or outstanding. The Class B units issuable upon exercise of the Stockholder Warrants have not been shown as “beneficially owned” under the rules and regulations of the Commission promulgated pursuant to the Exchange Act because the beneficial owners of the Stockholder Warrants have no present right to exercise the Stockholder Warrants and acquire Class B units. For the purpose of calculating Centex’s beneficial interest in Class B units, Class B units that may be acquired upon the exercise of the Centex Class B Unit Warrants, which is 100 in total, and the Class B units that may be acquired upon conversion of outstanding Class A units and Class C units held by Centex Homes as of the date of the exercise of the Stockholder Warrants, which is 250 in total, which date Centex may indirectly determine by virtue of its ability, in its sole and absolute discretion, to determine the date of detachment of the Stockholder Warrants from Centex common stock, are included as “beneficially owned” pursuant to the rules and regulations of the Commission promulgated pursuant to the Exchange Act. See footnotes (2), (3) and (10). The number of Class B units and the percentage of class listed assume that the Stockholder Warrants and the Centex Class B Unit Warrants have been exercised in full for Class B units but that no subdivision of any of the warrants has occurred. However, both the Stockholder Warrants and the Centex Class B Unit Warrants may be subdivided or combined and any subdivision or combination would necessarily change the number of Class B units beneficially owned and the percentage of class represented.

(9)	The Class C units were issued in exchange for assets acquired by the Partnership from Centex Homes. See “Item 1. Business-General Development of Business.” As of the dates when the Stockholder Warrants are deemed to have been exercised, the Class A units and Class C units will be automatically converted collectively into (1) a number of Class B units equal to 20% of the total number of Class B units that would be outstanding after conversion based on the actual exercise of the Stockholder Warrants and the assumed exercise of all the then exercisable Centex Class B Unit Warrants, which are described in footnote (8) and (2) a like number of Class A units and Class C units. The Class A units and Class C units will be automatically canceled upon payout and the exercise and/or expiration of all of the Stockholder Warrants and the Centex Class B Unit Warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have included the information with respect to Holding and the Partnership called for by this Item 13 by incorporating into this Item 13 the information included under the caption “Certain Transactions” in Holding’s 2002 Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

The combining balance sheets of Holding and subsidiary and the Partnership and subsidiaries as of March 31, 2002 and 2001, and the related combining statements of operations, cash flows, and stockholders’ equity and partners’ capital for each of the three years in the period ended March 31, 2002, together with the accompanying Notes to Combining Financial Statements and the Report of Independent Auditors on pages 115-137 of this Report.

(2)	Schedules

Schedules are omitted because they are not applicable or not required or the information required to be set forth therein is included in the consolidated financial statements referenced above in section (a)(1) of this Item 14.

(3)	Exhibits

(A)	Holding

The information on exhibits required by this Item 14 with respect to Holding is set forth in the index to Exhibits-3333 Holding Corporation and Subsidiary appearing on pages 151-152 of this Report.

(B)	The Partnership

Real Estate and Accumulated Depreciation — Schedule III, filed as Exhibit 99.1 to this Report.

The information on exhibits required by this Item 14 is set forth in the Index to Exhibits-Centex Development Company, L.P. and Subsidiaries appearing on pages 153-155 of this Report.

(b)	Reports on Form 8-K:

Amended Joint Current Report on Form 8-K/A of 3333 Holding Corporation and Centex Development Company, L.P. dated March 23, 2002, announcing the engagement of Ernst & Young LLP as independent auditors.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

3333 HOLDING CORPORATION

Registrant

June 19, 2002	By:	/s/ STEPHEN M. WEINBERG

Stephen M. Weinberg, Director, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

June 19, 2002		/s/ STEPHEN M. WEINBERG

Stephen M. Weinberg, Director, President and Chief Executive Officer (principal executive officer)

June 19, 2002		/s/ TODD D. NEWMAN

Todd D. Newman, Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

	Directors:	Josiah O. Low, III, David M. Sherer, Stephen M. Weinberg and Roger O. West

June 19, 2002	By:	/s/ STEPHEN M. WEINBERG

Stephen M. Weinberg, Individually and as Attorney-in-Fact*

*	Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, 3333 Development Corporation, as general partner of, and on behalf of, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTEX DEVELOPMENT COMPANY, L.P.

Registrant

	By:	3333 Development Corporation, General Partner

June 19, 2002	By:	/s/ STEPHEN M. WEINBERG

Stephen M. Weinberg, Director, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of 3333 Development Corporation, as general partner of, and on behalf of, the registrant in the capacities and on the dates indicated.

June 19, 2002		/s/ STEPHEN M. WEINBERG

Stephen M. Weinberg, Director, President and Chief Executive Officer (principal executive officer)

June 19, 2002		/s/ TODD D. NEWMAN

Todd D. Newman, Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

	Directors:	Josiah O. Low, III, David M. Sherer, Stephen M. Weinberg and Roger O. West

June 19, 2002	By:	/s/ STEPHEN M. WEINBERG

Stephen M. Weinberg, Individually and as Attorney-in-Fact*

*	Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

INDEX TO EXHIBITS

CENTEX CORPORATION
AND SUBSIDIARIES

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference

3.1	Restated Articles of Incorporation of Centex Corporation (“Centex”)	Exhibit 4.1 to Joint Registration Statement of Centex, 3333 Holding Corporation (“Holding”) and Centex Development Company, L.P. (the “Partnership”) on Form S-8 (File Nos. 333-55717, 333-55717-01, and 333-55717-02, respectively) filed with the Securities and Exchange Commission (the “Commission”) on June 1, 1998 (the “1998 Form S-8”)
3.2	Amended and Restated By-laws of Centex	Exhibit 3.2 to the amended Joint Annual Report on Form 10-K/A of Centex, Holding and the Partnership for the fiscal year ended March 31, 1999 (the “1999 Form 10-K/A”)
4.1	Specimen Centex common stock certificate (with tandem trading legend and Rights Agreement legend)	Exhibit 4.3 to Joint Registration Statement of Centex, Holding and the Partnership, on Form S-8 (File Nos. 333-28229, 333-28229-01, and 333-28229-02, respectively) filed with the Commission on June 2, 1997 (the “1997 Form S-8”)
4.2	Nominee Agreement, dated November 30, 1987, by and between Centex, Holding and the Partnership, and First RepublicBank Dallas, National Association, as nominee	Exhibit 4.2 of Centex to the Joint Annual Report on Form 10-K of Centex, Holding and the Partnership for the fiscal year ended March 31, 1993 (the “1993 Form 10-K”)
4.3	Supplement to Nominee Agreement, dated as of July 27, 2000, by and between Centex, Holding, the Partnership, The Chase Manhattan Bank, as successor nominee, and ChaseMellon Shareholder Services L.L.C., as successor transfer agent	Exhibit 4.15 to the Joint Registration Statement of Centex, Holding and the Partnership on Form S-3 (File Nos. 333-54722, 333-54722-01, and 333-54722-02, respectively) filed with the Commission on January 31, 2001 (the “2001 Form S-3”)
4.4	Agreement for Purchase of Warrants, dated as of November 30, 1987, by and between Holding and Centex	Exhibit 4.3 to Centex 1993 Form 10-K

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference

4.5	Rights Agreement, dated as of October 2, 1996, between Centex and ChaseMellon Shareholder Services, L.L.C., as rights agent	Exhibit 4 to the Registration Statement of Centex on Form 8-A (File No. 1-6776) filed with the Commission on October 8, 1996 (the “1996 Form 8-A”)
4.6	Amendment No. 1 to Rights Agreement, dated as of February 18, 1999, between Centex and ChaseMellon Shareholder Services, L.L.C., as rights agent	Exhibit 4.2 to Amendment No. 1, filed with the Commission on February 22, 1999, to the 1996 Form 8-A
4.7	Amendment No. 2 to Rights Agreement, dated as of April 29, 2002, between Centex and Mellon Investor Services L.L.C. (f/k/a ChaseMellon Shareholder Services, L.L.C.), as rights agent	Exhibit 4.3 to Amendment No. 2, filed with the Commission on May 2, 2002, to the 1996 Form 8-A
4.8	Instruments with respect to long-term debt, which do not exceed 10% of the total assets of Centex and its subsidiaries, have not been filed; Centex agrees to furnish a copy of such instruments to the Commission upon request	Not Applicable
10.1	Centex Corporation Amended and Restated 1987 Stock Option Plan*	Exhibit 10.1 of Centex to the Joint Quarterly Report on Form 10-Q of Centex, Holding and the Partnership for the fiscal quarter ended September 30, 2000
10.2	Fourth Amended and Restated 1998 Centex Corporation Employee Non-Qualified Stock Option Plan*	Exhibit 10.2 of Centex to the Joint Annual Report on Form 10-K of Centex, Holding, and the Partnership for the fiscal year ended March 31, 2001 (the “2001 Form 10-K”)
10.3	Centex Corporation 2001 Stock Plan*	Filed herewith
10.4	Executive Employment Agreement, dated as of September 17, 1990, between Centex and Laurence E. Hirsch*	Exhibit 10.6 to the 1993 Form 10-K
10.5	Executive Employment Agreement, dated as of January 18, 1991, between Centex and David W. Quinn*	Exhibit 10.7 to the 1993 Form 10-K

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference

10.6	Executive Employment Agreement, dated as of June 1, 2000, between Centex and Leldon E. Echols*	Exhibit 10.5a of Centex to the 2001 Form 10-K
10.7	Centex Corporation $2,100,000 Convertible Subordinated Note issued to Laurence E. Hirsch on May 28, 1999*	Exhibit 10.8 of Centex to the Joint Annual Report on Form 10-K of Centex, Holding, and the Partnership for the fiscal year ended March 31, 2000 (the “2000 Form 10-K”)
10.8	Amended and Restated Supplemental Executive Retirement Plan of Centex Corporation*	Exhibit 10.9 of Centex to the 2000 Form 10-K
10.9	Centex Corporation Deferred Compensation Plan*	Exhibit 4 to the Registration Statement of Centex on Form S-8 (File No. 333-37956) filed with the Commission on May 26, 2000
10.10	Centex Corporation Long Term Incentive Plan*	Filed herewith
10.11	Credit Agreement dated as of August 9, 2000, among Centex, Bank of America, N.A., as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, Citibank, N.A., as Documentation Agent, and the lenders named therein	Exhibit 10.9 of Centex to the 2001 Form 10-K
10.12	First Amendment of Credit Agreement, dated as of May 9, 2002, among Centex, Bank of America, as Administrative Agent, and the lenders named therein	Filed herewith
16.1	Letter re Change in Certifying Accountant	Exhibit 16.1 to the Amended Current Report (Amendment No. 1) of Form 8-K/A of Centex filed with the Commission on April 2, 2002
21	List of Subsidiaries of Centex, Holding and the Partnership	Filed herewith
23	Consent of Independent Public Accountants	Filed herewith
24.1	Powers of Attorney	Filed herewith

*	Management contract or compensatory plan or arrangement

INDEX TO EXHIBITS

3333 HOLDING CORPORATION
AND SUBSIDIARY

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference

3.1	Articles of Incorporation of Holding	Exhibit 3.2a to Amendment No. 1, filed with the Commission on October 15, 1987 (“Amendment No. 1”), to the Registration Statement of Holding on Form 10 (File No. 1-9624), filed with the Commission on July 13, 1987 (the “Holding Registration Statement”)
3.2	By-laws of Holding, as amended	Exhibit 3.1 of Holding to the Joint Quarterly Report on Form 10-Q of Centex, Holding and the Partnership for the fiscal quarter ended December 31, 2001
4.1	Specimen Holding common stock certificate	Exhibit 4.1 to Amendment No. 1
4.2	Specimen Centex common stock certificate (with tandem trading legend and Rights Agreement legend)	Exhibit 4.3 to 1997 Form S-8
4.3	Nominee Agreement, dated as of November 30, 1987, by and between Centex, Holding and the Partnership, and First RepublicBank Dallas, National Association, as nominee	Exhibit 4.3 of Holding to the 1993 Form 10-K
4.4	Supplement to Nominee Agreement, dated as of July 27, 2000, by and between Centex, Holding, the Partnership, The Chase Manhattan Bank, as successor nominee, and ChaseMellon Shareholder Services L.L.C., as successor transfer agent	Exhibit 4.15 to the 2001 Form S-3
4.5	Agreement for Purchase of Warrants, dated as of November 30, 1987, by and between Holding and Centex	Exhibit 4.4 of Holding to the 1993 Form 10-K

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference

10.1	Amended and Restated Services Agreement, dated as of April 1, 2001, by and between Holding and Centex Service Company (“Centex Service”)	Filed herewith
10.2(a)	Amended and Restated Services Agreement, dated as of April 1, 2001, by and between the Partnership and Holding	Filed herewith
16.1	Letter re Change in Certifying Accountant	Exhibit 16.1 to the Amended Current Report (Amendment No. 1) of Form 8-K/A of Centex filed with the Commission on April 2, 2002
21	Subsidiaries of Holding	Filed herewith
23	Consent of Independent Public Accountants	Exhibit 23 of Centex Exhibits filed herewith
24.2	Powers of Attorney	Filed herewith

INDEX TO EXHIBITS

CENTEX DEVELOPMENT COMPANY, L.P.
AND SUBSIDIARIES

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference

3.1	Articles of Incorporation of Development, as amended	Exhibit 3.2a to Amendment No. 1, filed with the Commission on October 15, 1987 (the “Partnership Amendment No. 1”), to the Registration Statement of the Partnership on Form 10 (File No. 1-9625), filed with the Commission on July 13, 1987 (the “Partnership Registration Statement”)
3.2	By-laws of Development, as amended	Filed herewith
4.1	Certificate of Limited Partnership of the Partnership	Exhibit 4.1 to the Partnership Registration Statement
4.2	Second Amended and Restated Agreement of Limited Partnership of the Partnership	Exhibit 4.4 to 1998 Form S-8
4.3	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of the Partnership	Exhibit 4.6 to the 1999 Form 10-K/A
4.4	Specimen certificate for Class A limited partnership units	Exhibit 4.3 to the Partnership Registration Statement
4.5	Specimen certificate for Class B limited partnership units	Exhibit 4.4 to the Partnership Registration Statement
4.6	Specimen certificate for Class C limited partnership units	Exhibit 4.7 to the 1998 Form S-8
4.7	Warrant Agreement, dated as of November 30, 1987, by and between the Partnership and Centex	Exhibit 4.5 of the Partnership to the 1993 Form 10-K
4.8	Agreement for Purchase of Warrants, dated as of November 30, 1987, by and between the Partnership and Centex	Exhibit 4.9 of the Partnership to the 1993 Form 10-K

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference

4.9	Specimen warrant certificate	Exhibit 4.6 to Amendment No. 3, filed with the Commission on November 24, 1987, to the Partnership Registration Statement
4.10	Specimen Centex common stock certificate (with tandem trading legend and Rights Agreement legend)	Exhibit 4.3 to 1997 Form S-8
4.11	Nominee Agreement, dated as of November 30, 1987, by and between Centex, Holding and the Partnership, and First RepublicBank Dallas, National Association, as nominee	Exhibit 4.8 of the Partnership to the 1993 Form 10-K
4.12	Supplement to Nominee Agreement, dated as of July 27, 2000, by and between Centex, Holding, the Partnership, The Chase Manhattan Bank, as successor nominee, and ChaseMellon Shareholder Services L.L.C., as successor transfer agent	Exhibit 4.15 to the 2001 Form S-3
4.13	Form of Operating Partnership Agreement	Exhibit 4.9 to the Partnership Registration Statement
4.14	Instruments with respect to long-term debt, which do not exceed 10% of the total assets of the Partnership and its subsidiaries, have not been filed; the Partnership agrees to furnish a copy of such instruments to the Commission upon request	Not applicable
10.1	Amended and Restated Services Agreement, dated as of April 1, 2001, by and between the Partnership and Holding	Exhibit 10.2(a) of Holding Exhibits filed herewith
10.2(b)	Management Agreement, dated as of April 1, 2001, by and between Centex Homes and the Partnership	Filed herewith
10.3	Employment Agreement, dated as of April 1, 2001, by and between the Partnership and Richard C. Decker	Exhibit 10.2 of the Partnership to the Joint Quarterly Report on Form 10-Q of Centex, Holding and the Partnership for the fiscal quarter ended June 30, 2001

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference

10.4	Instrument constituting Guaranteed Unsecured Set Off Loan Notes 2001 dated April 15, 1999 made by Centex Development Company UK Limited (“CDCUK”)	Exhibit 4.13 of the Partnership to the Joint Quarterly Report on Form 10-Q of Centex, Holding, and the Partnership for the fiscal quarter ended September 30, 1999
10.5	Share Purchase Agreement dated April 15, 1999 by and among AMEC Plc, as Guarantor, AMEC Finance Limited, as Seller, and Centex Development Company UK Limited, as Purchaser	Exhibit 10.18 to the Current Report on Form 8-K of the Partnership filed with the Commission on April 29, 1999
10.6	Agreement dated March 30, 2001 — £100,000,000 Credit Facility for Fairclough Homes Group Limited (“Fairclough”) arranged by The Royal Bank of Scotland PLC	Exhibit 10.5b of the Partnership to the 2001 Form 10-K
10.7	Facility Agreement dated March 28, 2001, by and between the Partnership, as lender, and CDCUK, as borrower	Exhibit 10.6 of the Partnership to the 2001 Form 10-K
10.8	Facility Agreement dated March 28, 2001, by and between Fairclough, as lender, and CDCUK, as borrower	Exhibit 10.9 of the Partnership to the 2001 Form 10-K
10.9	Asset Purchase Agreement dated as of March 30, 2001, between the Partnership and Calton Homes, Inc.	Exhibit 10.8 of the Partnership to the 2001 Form 10-K
16.1	Letter re Change in Certifying Accountant	Exhibit 16.1 to the Amended Current Report (Amendment No. 1) of Form 8-K/A of Centex filed with the Commission on April 2, 2002
21	Subsidiaries of the Partnership	Exhibit 21 of Centex Exhibits filed herewith
23	Consent of Independent Public Accountants	Exhibit 23 of Centex Exhibits filed herewith
24.3	Powers of Attorney	Filed herewith