Form 10-Q
period 2003-12-31
3333 HOLDING CORP; CENTEX CORP; CENTEX DEVELOPMENT CO LP
filed 2004-02-10
CIK 818762, 18532, 818764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

JOINT QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended

December 31, 2003

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

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares of each of the registrants’ classes of common stock (or other similar equity securities) outstanding as of the close of business on February 2, 2004:

Centex Corporation	Common Stock	61,871,097	shares
3333 Holding Corporation	Common Stock	1,000	shares
Centex Development Company, L.P.	Class A Units of Limited Partnership Interest	32,260	units
Centex Development Company, L.P.	Class C Units of Limited Partnership Interest	211,142	units

Part I. Financial Information
Item 1. Financial Statements
Statements of Consolidated Earnings
Consolidated Balance Sheets with Consolidating Details
Statements of Consolidated Cash Flows with Consolidating Details
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II. Other Information
Item 6. Exhibits and Reports on Form 8-K
Signatures
Exhibit Index for Centex Corporation
Certification of CEO of Centex Corp
Certification of CFO of Centex Corp
Certification of CEO of 3333 Holding Corp
Certification of CFO of 3333 Holding Corp
Certification of CEO of 3333 Development Corp
Certification of CFO of 3333 Development Corp
Certification of CEO of Centex Corp
Certification of CFO of Centex Corp
Certification of CEO of 3333 Holding Corp
Certification of CFO of 3333 Holding Corp
Certification of CEO of 3333 Development Corp
Certification of CFO of 3333 Development Corp

Centex Corporation and Subsidiaries
3333 Holding Corporation and Subsidiary
Centex Development Company, L.P. and Subsidiaries

Form 10-Q Table of Contents

December 31, 2003

Centex Corporation and Subsidiaries

i

3333 Holding Corporation and Subsidiary
Centex Development Company, L.P. and Subsidiaries

ii

Part I. Financial Information

Item 1. Financial Statements

Centex Corporation and Subsidiaries
Statements of Consolidated Earnings
(Dollars in thousands, except per share data)
(unaudited)

	For the Three Months Ended December 31,

	2003	2002

Revenues
Home Building	$1,906,305	$1,456,730
Financial Services	238,231	223,078
Construction Products	81,471	119,089
Construction Services	404,227	411,132
Investment Real Estate	2,171	11,482
Other	18,923	22,363

	2,651,328	2,243,874

Costs and Expenses
Home Building	1,676,941	1,309,368
Financial Services	194,580	172,893
Construction Products	72,206	93,316
Construction Services	400,634	401,782
Investment Real Estate	(1,627)	5,705
Other	18,904	22,402
Corporate General and Administrative	30,297	13,755
Interest Expense	4,149	20,976
Minority Interest	9,866	8,065

	2,405,950	2,048,262

Earnings from Unconsolidated Entities	50,740	26,032

Earnings from Continuing Operations Before Income Taxes	296,118	221,644
Income Taxes	97,115	66,565

Earnings from Continuing Operations	199,003	155,079
(Loss) Earnings from Discontinued Operations, net of Taxes of $(180) and $434	(333)	805

Net Earnings	$198,670	$155,884

Basic Earnings Per Share
Continuing Operations	$3.21	$2.57
Discontinued Operations	(0.01)	0.01

	$3.20	$2.58

Diluted Earnings Per Share
Continuing Operations	$3.05	$2.49
Discontinued Operations	(0.01)	0.01

	$3.04	$2.50

Average Shares Outstanding
Basic	62,038,146	60,447,468
Dilutive Securities:
Options	3,056,813	1,475,421
Other	235,020	544,776

Diluted	65,329,979	62,467,665

Cash Dividends Per Share	$0.04	$0.04

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Statements of Consolidated Earnings
(Dollars in thousands, except per share data)
(unaudited)

	For the Nine Months Ended December 31,

	2003	2002

Revenues
Home Building	$5,119,937	$3,844,561
Financial Services	795,642	608,437
Construction Products	380,358	383,857
Construction Services	1,166,611	1,163,593
Investment Real Estate	27,589	21,117
Other	61,033	77,836

	7,551,170	6,099,401

Costs and Expenses
Home Building	4,530,723	3,469,736
Financial Services	609,890	497,371
Construction Products	318,591	303,609
Construction Services	1,153,899	1,136,962
Investment Real Estate	4,255	9,673
Other	63,463	81,303
Corporate General and Administrative	72,002	40,836
Interest Expense	38,516	52,839
Minority Interest	27,441	25,448

	6,818,780	5,617,777

Earnings from Unconsolidated Entities	70,900	29,100

Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of a Change in Accounting Principle	803,290	510,724
Income Taxes	262,355	153,379

Earnings from Continuing Operations Before Cumulative Effect of a Change in Accounting Principle	540,935	357,345
(Loss) Earnings from Discontinued Operations, net of Taxes of $(47) and $1,025	(86)	1,903

Earnings Before Cumulative Effect of a Change in Accounting Principle	540,849	359,248
Cumulative Effect of a Change in Accounting Principle, net of Taxes of $(8,303)	(13,260)	—

Net Earnings	$527,589	$359,248

Basic Earnings Per Share
Continuing Operations	$8.77	$5.88
Discontinued Operations	—	0.03
Cumulative Effect of a Change in Accounting Principle	(0.21)	—

	$8.56	$5.91

Diluted Earnings Per Share
Continuing Operations	$8.39	$5.68
Discontinued Operations	—	0.03
Cumulative Effect of a Change in Accounting Principle	(0.21)	—

	$8.18	$5.71

Average Shares Outstanding
Basic	61,667,274	60,829,409
Dilutive Securities:
Options	2,729,452	1,697,600
Other	113,507	541,894

Diluted	64,510,233	63,068,903

Cash Dividends Per Share	$0.12	$0.12

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands)
(unaudited)

	Centex Corporation and Subsidiaries

	December 31, 2003	March 31, 2003

Assets
Cash and Cash Equivalents	$81,579	$469,778
Restricted Cash	288,278	172,321
Receivables -
Residential Mortgage Loans Held for Investment, net	6,079,966	4,642,826
Residential Mortgage Loans Held for Sale	1,633,704	303,328
Construction Contracts	290,981	251,024
Trade, including Notes of $53,540 and $31,315	379,010	406,008
Inventories -
Housing Projects	4,550,029	3,306,655
Land Held for Development and Sale	97,327	106,057
Land Held Under Option Agreements Not Owned	337,827	—
Construction Products	44,049	58,254
Other	14,252	15,278
Investments -
Centex Development Company, L.P.	309,366	281,100
Joint Ventures and Other	166,236	102,277
Unconsolidated Subsidiaries	—	—
Property and Equipment, net	636,581	681,165
Other Assets -
Deferred Income Taxes	76,455	52,929
Goodwill	302,780	304,780
Mortgage Securitization Residual Interest	96,344	108,102
Deferred Charges and Other, net	189,977	238,290
Assets of Discontinued Operations	5,172	110,364

	$15,579,913	$11,610,536

Liabilities and Stockholders’ Equity
Accounts Payable	$676,798	$630,118
Accrued Liabilities	1,066,298	1,028,211
Debt -
Centex	2,407,477	2,105,880
Financial Services	7,796,175	4,998,819
Payables to Affiliates	—	—
Liabilities of Discontinued Operations	—	19,435
Minority Interests	509,393	170,227
Stockholders’ Equity - Preferred Stock: Authorized 5,000,000 Shares, None Issued	—	—
Common Stock: $.25 Par Value; Authorized 100,000,000 Shares; Outstanding 61,844,682 and 60,836,091 Shares	16,003	15,483
Capital in Excess of Par Value	222,394	98,711
Unamortized Value of Deferred Compensation	(26,219)	(2,398)
Retained Earnings	3,024,276	2,597,078
Treasury Stock, at Cost; 2,167,478 and 1,096,844 Shares	(144,188)	(45,037)
Accumulated Other Comprehensive Income (Loss)	31,506	(5,991)

Total Stockholders’ Equity	3,123,772	2,657,846

	$15,579,913	$11,610,536

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands)
(unaudited)

Centex*		Financial Services

December 31, 2003	March 31, 2003	December 31, 2003	March 31, 2003

$69,299	$454,696	$12,280	$15,082
33,252	8,349	255,026	163,972
—	—	6,079,966	4,642,826
—	—	1,633,704	303,328
290,981	251,024	—	—
200,920	207,704	178,090	198,304
4,550,029	3,306,655	—	—
97,327	106,057	—	—
337,827	—	—	—
44,049	58,254	—	—
4,855	6,832	9,397	8,446
309,366	281,100	—	—
166,236	102,277	—	—
446,704	405,407	—	—
594,466	639,069	42,115	42,096
(28,437)	(36,534)	104,892	89,463
286,178	287,725	16,602	17,055
—	—	96,344	108,102
141,690	156,650	48,287	81,640
5,172	110,364	—	—

$7,549,914	$6,345,629	$8,476,703	$5,670,314

$664,320	$589,530	$12,478	$40,588
846,755	804,447	219,543	223,764
2,407,477	2,105,880	—	—
—	—	7,796,175	4,998,819
—	—	23,295	25,736
—	19,435	—	—
507,590	168,491	1,803	1,736
—	—	—	—
16,003	15,483	1	1
222,394	98,711	200,467	200,467
(26,219)	(2,398)	—	—
3,024,276	2,597,078	236,218	198,145
(144,188)	(45,037)	—	—
31,506	(5,991)	(13,277)	(18,942)

3,123,772	2,657,846	423,409	379,671

$7,549,914	$6,345,629	$8,476,703	$5,670,314

*	In the supplemental data presented above, “Centex” represents the consolidation of all subsidiaries other than those included in Financial Services. Transactions between Centex and Financial Services have been eliminated from the Centex Corporation and Subsidiaries balance sheets.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
(Dollars in thousands)
(unaudited)

	Centex Corporation and Subsidiaries

	For the Nine Months Ended December 31,

	2003	2002

Cash Flows — Operating Activities
Net Earnings	$527,589	$359,248
Adjustments-
Cumulative Effect of a Change in Accounting Principle	13,260	—
Depreciation, Depletion and Amortization	78,105	70,305
Provision for Losses on Residential Mortgage Loans Held for Investment	56,643	25,466
Deferred Income Tax (Benefit) Provision	(23,371)	35,388
Equity in Earnings of Centex Development Company, L.P. and Joint Ventures	(64,650)	(28,319)
Undistributed Earnings of Unconsolidated Subsidiaries	—	—
Minority Interest, net of Taxes	31,128	16,925
Changes in Assets and Liabilities, Excluding Effect of Acquisitions
Increase in Restricted Cash	(108,660)	(24,395)
Increase in Receivables	(33,635)	(73,670)
Decrease in Residential Mortgage Loans Held for Sale	1,113,052	30,064
Increase in Housing Projects and Land Held for Development and Sale Inventories	(1,277,001)	(860,897)
Decrease (Increase) in Construction Products and Other Inventories	5,013	(7,112)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	144,518	63,718
Decrease in Other Assets, net	44,830	37,343
Increase (Decrease) in Payables to Affiliates	—	—
Other	(4,878)	(1,185)

	501,943	(357,121)

Cash Flows — Investing Activities
(Issuance) Payment on Notes Receivable, net	(24,291)	1,866
Increase in Residential Mortgage Loans Held for Investment	(1,493,783)	(966,828)
Decrease in Investment and Advances to Centex Development Company, L.P. and Joint Ventures	71,307	27,805
Decrease in Investment and Advances to Unconsolidated Subsidiaries	—	—
Purchases of Property and Equipment, net	(41,133)	(44,950)
Discontinued Operations	(7,852)	1,349
Harwood Street Funding I, LLC Cash Consolidated	18,000	—

	(1,477,752)	(980,758)

Cash Flows — Financing Activities
Increase (Decrease) in Short-Term Debt, net	13,983	623,855
Centex
Issuance of Long-Term Debt	307,277	305,721
Repayment of Long-Term Debt	(90,429)	(261,686)
Financial Services
Issuance of Long-Term Debt	3,405,616	1,262,654
Repayment of Long-Term Debt	(2,996,992)	(723,502)
Proceeds from Stock Option Exercises	54,737	13,281
Treasury Stock Purchases, net	(99,151)	(38,481)
Dividends Paid	(7,431)	(7,309)

	587,610	1,174,533

Net Decrease in Cash and Cash Equivalents	(388,199)	(163,346)
Cash and Cash Equivalents at Beginning of Period	469,778	218,869

Cash and Cash Equivalents at End of Period	$81,579	$55,523

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
(Dollars in thousands)
(unaudited)

Centex *		Financial Services

For the Nine Months Ended December 31,		For the Nine Months Ended December 31,

2003	2002	2003	2002

$527,589	$359,248	$103,073	$100,632
—	—	13,260	—
65,400	58,050	12,705	12,255
—	—	56,643	25,466
(13,109)	32,707	(10,262)	2,681
(64,650)	(28,319)	—	—
(38,073)	(65,632)	—	—
31,061	16,925	67	—
(24,903)	(4,426)	(83,757)	(19,969)
(19,910)	(20,985)	(13,725)	(52,685)
—	—	1,113,052	30,064
(1,277,001)	(860,897)	—	—
5,964	(5,183)	(951)	(1,929)
150,274	7,216	(24,409)	56,502
15,179	22,576	29,651	14,767
—	—	16,212	(178,884)
(4,878)	(1,203)	—	18

(647,057)	(489,923)	1,211,559	(11,082)

(24,559)	769	268	1,097
—	—	(1,493,783)	(966,828)
71,307	27,805	—	—
2,441	181,088	—	—
(29,429)	(34,079)	(11,704)	(10,871)
(7,852)	1,349	—	—
—	—	18,000	—

11,908	176,932	(1,487,219)	(976,602)

84,749	148,731	(70,766)	475,124
307,277	305,721	—	—
(90,429)	(261,686)	—	—
—	—	3,405,616	1,262,654
—	—	(2,996,992)	(723,502)
54,737	13,281	—	—
(99,151)	(38,481)	—	—
(7,431)	(7,309)	(65,000)	(37,204)

249,752	160,257	272,858	977,072

(385,397)	(152,734)	(2,802)	(10,612)
454,696	191,744	15,082	27,125

$69,299	$39,010	$12,280	$16,513

*	In the supplemental data presented above, “Centex” represents the consolidation of all subsidiaries other than those included in Financial Services. Transactions between Centex and Financial Services have been eliminated from the Centex Corporation and Subsidiaries statements of cash flows.

Centex Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2003
(Dollars and shares in thousands, except per share data)
(unaudited)

(A) BASIS OF PRESENTATION

     The consolidated interim financial statements include the accounts of Centex Corporation and subsidiaries (the “Company”) after elimination of all significant intercompany balances and transactions. The statements have been prepared, without audit, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

     In the opinion of the Company, all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the information in the consolidated financial statements of the Company have been included. The results of operations for such interim periods are not necessarily indicative of results for the full year. The Company suggests that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the Company’s latest Annual Report on Form 10-K.

(B) STATEMENTS OF CONSOLIDATED CASH FLOWS — SUPPLEMENTAL DISCLOSURES

     The following table provides supplemental disclosures related to the Statements of Consolidated Cash Flows:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,

	2003	2002	2003	2002

Cash Paid for Interest	$78,737	$72,115	$249,900	$227,696

Net Cash Paid for Taxes	$84,863	$61,314	$256,731	$143,596

     Interest expense relating to the Financial Services segment is included in Financial Services’ costs and expenses. The Company capitalizes a portion of interest incurred as a component of housing projects’ inventory cost. The relief of capitalized interest is included in Home Building’s costs and expenses as housing inventories are sold. Interest expense related to segments other than Financial Services and Home Building is included as a separate line item in the Statements of Consolidated Earnings.

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,

	2003	2002	2003	2002

Total Interest Incurred	$99,206	$82,149	$283,064	$241,343
Less — Interest Capitalized	(37,337)	(15,160)	(77,856)	(52,157)
Financial Services Interest Expense	(57,720)	(46,013)	(166,692)	(136,347)

Interest Expense, net	$4,149	$20,976	$38,516	$52,839

Capitalized Interest Relieved to Home Building's Costs and Expenses	$28,453	$12,537	$56,397	$31,342

     Effective July 1, 2003, the Company consolidated Harwood Street Funding I, LLC (“HSF-I”) pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended, (“FIN 46”), as discussed in Note (G), “Indebtedness.” As of July 1, 2003, assets and liabilities consolidated were as follows:

Cash and Cash Equivalents	$18,000
Residential Mortgage Loans Held for Sale	2,443,428
Other Assets	(36,100)
Accounts Payable	20,910
Financial Services Debt	(2,459,498)

Cumulative Effect of a Change in Accounting Principle	$(13,260)

     As explained in Note (J), “Land Held Under Option Agreements not Owned and Other Land Deposits” pursuant to the provisions of FIN 46, the Company consolidated $308.0 million of lot option agreements and reclassified $29.8 million of deposits related to these options, previously included in Land Held for Development and Sale.

(C) STOCK-BASED EMPLOYEE COMPENSATION ARRANGEMENTS

     On April 1, 2003, the Company adopted the fair value measurement provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), under which the Company recognizes compensation expense of a stock option award to an employee over the vesting period based on the fair value of the award on the grant date. The fair value method has been applied to awards granted or modified on or after April 1, 2003 (the prospective method), whereas awards granted prior to such date continue to be accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations.

     In May 2003, the Company granted approximately 1.4 million options to employees. The fair value of these options is $35.1 million, as calculated under the Black-Scholes option-pricing model, which will be recognized as compensation expense over the vesting period. Compensation expense of $2.9 million and $8.7 million, respectively, related to these stock options was recognized during the three and nine month periods ended December 31, 2003.

     The following pro forma information reflects the Company’s net earnings and earnings per share as if compensation cost for all stock option plans and other equity-based compensation programs had been determined based upon the fair value at the date of grant for awards outstanding during the three and nine month periods ended December 31, 2003 and 2002, consistent with the provisions of SFAS No. 123.

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,

	2003	2002	2003	2002

Net Earnings — as Reported	$198,670	$155,884	$527,589	$359,248
Stock-Based Employee Compensation
Included in Reported Net Income, net of Related Tax Effects	3,590	1,074	10,747	3,189
Total Stock-Based Employee Compensation
Expense Determined Under Fair Value Based Method, net of Related Tax Effects	(8,035)	(6,507)	(24,335)	(19,862)

Pro Forma Net Earnings	$194,225	$150,451	$514,001	$342,575

Earnings Per Share:
Basic — as Reported	$3.20	$2.58	$8.56	$5.91
Basic — Pro Forma	$3.13	$2.49	$8.34	$5.63
Diluted — as Reported	$3.04	$2.50	$8.18	$5.71
Diluted — Pro Forma	$2.97	$2.42	$7.96	$5.45

(D) STOCKHOLDERS’ EQUITY

     A summary of changes in stockholders’ equity is presented below:

				Unamortized			Accumulated
	Common Stock		Capital in	Value of		Treasury	Other
			Excess of	Deferred	Retained	Stock	Comprehensive
	Shares	Amount	Par Value	Compensation	Earnings	at Cost	(Loss) Income	Total

Balance, March 31, 2003	60,836	$15,483	$98,711	$(2,398)	$2,597,078	$(45,037)	$(5,991)	$2,657,846
Issuance of Stock Compensation	64	16	31,672	(31,688)	—	—	—	—
Stock Compensation Expense	—	—	8,699	7,867	—	—	—	16,566
Exercise of Stock, Options, Including Tax Benefits	1,616	404	81,312	—	—	—	—	81,716
Cash Dividends	—	—	—	—	(7,431)	—	—	(7,431)
Purchases of Common Stock for Treasury	(1,071)	—	—	—	—	(99,151)	—	(99,151)
Exercise of Convertible Debenture	400	100	2,000	—	—	—	—	2,100
Cavco Spin-off	—	—	—	—	(92,960)	—	—	(92,960)
Net Earnings	—	—	—	—	527,589	—	—	527,589
Unrealized Gain on Hedging Instruments	—	—	—	—	—	—	7,913	7,913
Foreign Currency Translation Adjustments	—	—	—	—	—	—	29,705	29,705
Other Comprehensive Income Items	—	—	—	—	—	—	(121)	(121)

Balance, December 31, 2003	61,845	$16,003	$222,394	$(26,219)	$3,024,276	$(144,188)	$31,506	$3,123,772

(E) RESIDENTIAL MORTGAGE LOANS HELD FOR INVESTMENT

     Residential mortgage loans held for investment by Centex Home Equity Company, LLC, including real estate owned, consisted of the following:

	December 31, 2003	March 31, 2003

Residential Mortgage Loans Held for Investment	$6,128,423	$4,671,210
Allowance for Losses on Residential Mortgage Loans Held for Investment	(48,457)	(28,384)

Residential Mortgage Loans Held for Investment, net of Allowance for Losses	$6,079,966	$4,642,826

     Changes in the allowance for losses on residential mortgage loans held for investment were as follows:

	December 31, 2003	March 31, 2003

Balance at Beginning of Period	$28,384	$14,106
Provision for Losses	56,643	34,859
Recoveries on Loans Charged Off	131	160
Losses Sustained	(36,701)	(20,741)

Balance at End of Period	$48,457	$28,384

	December 31, 2003	March 31, 2003

Allowance as a Percentage of Gross Loans Held for Investment	0.79%	0.61%
Allowance as a Percentage of 90+ Days Contractual Delinquency	29.41%	23.17%
90+ Days Contractual Delinquency
Total Dollars Delinquent	$164,761	$122,479
% Delinquent	2.69%	2.62%

(F) GOODWILL

     A summary of changes in goodwill by segment for the nine months ended December 31, 2003 is presented below:

	Home	Financial	Construction	Construction
	Building	Services	Products	Services	Other	Total

Balance as of March 31, 2003	$123,011	$17,055	$40,290	$1,007	$123,417	$304,780
Other, net	—	(453)	—	—	(1,547)	(2,000)

Balance as of December 31, 2003	$123,011	$16,602	$40,290	$1,007	$121,870	$302,780

     Goodwill for the Other segment at December 31, 2003 includes $73.2 million related to the Company’s home services operations and $48.7 million related to the Company’s investment in Construction Products. Included in Assets of Discontinued Operations at March 31, 2003 is $67.3 million of goodwill related to manufactured housing.

(G) INDEBTEDNESS

Short-term Debt

     Balances of short-term debt were:

	December 31, 2003				March 31, 2003

			Financial					Financial
	Centex		Services		Centex			Services

Financial Institutions	$—		$577,654	(1)	$25,257	(2)		$283,146
Commercial Paper	100,000		—		—			—
Secured Liquidity Notes:
Harwood Street Funding I, LLC	—		869,068		—			—
Harwood Street Funding II, LLC	—		1,645,239		—			559,083
Other	10,006		—		—			—

	$110,006		$3,091,961		$25,257			$842,229

Consolidated Short-term Debt		$3,201,967					$867,486

(1)	Approximately $250 million relates to Harwood Street Funding I, LLC.

(2)	Debt relates entirely to Construction Products.

     The weighted-average interest rates of all short-term debt balances outstanding at December 31, 2003 and March 31, 2003 were 1.3% and 1.6%, respectively.

Long-term Debt

     Balances of long-term debt (debt instruments with original maturities greater than one year) and weighted-average interest rates at December 31, 2003 and March 31, 2003 were (due dates are presented in fiscal years):

	December 31, 2003		March 31, 2003

Centex
Medium-term Note Programs, due through 2007	$258,000	4.69%	$281,000	4.79%
Long-term Notes, due through 2014	1,808,278	6.73%	1,508,116	7.05%
Other Indebtedness, due through 2009	31,517	3.38%	91,919	2.81%
Subordinated Debt:
Subordinated Debentures, due in 2006	99,931	7.38%	99,894	7.38%
Subordinated Debentures, due in 2007	99,745	8.75%	99,694	8.75%

	2,297,471		2,080,623

Financial Services
Centex Home Equity Company, LLC
Asset-Backed Certificates, due through 2034	4,471,464	3.68%	4,081,590	3.67%
Harwood Street Funding I, LLC Variable Rate
Subordinated Extendable Certificates, due through 2007	139,000	3.08%	—	—
Harwood Street Funding II, LLC Variable
Rate Subordinated Notes, due through 2009	93,750	3.27%	75,000	3.38%

	4,704,214		4,156,590

Total	$7,001,685		$6,237,213

     The weighted-average interest rates for long-term debt during the nine months ended December 31, 2003 and 2002 were:

	For the Nine Months
	Ended December 31,

	2003	2002

Centex
Medium-term Note Programs (1)	5.31%	5.30%
Long-term Notes	6.91%	7.90%
Other Indebtedness	2.52%	3.27%
Subordinated Debentures	8.04%	8.04%
Financial Services
Centex Home Equity Company, LLC Long-Term Debt (2)	3.66%	4.67%
CTX Mortgage Company, LLC Long-Term Debt (3)	2.69%	—

(1)	Interest rates include the effects of an interest rate swap agreement.

(2)	Consists of Centex Home Equity Company, LLC Asset-Backed Certificates and Harwood Street Funding II, LLC Variable Rate Subordinated Notes.

(3)	Consists of Harwood Street Funding I, LLC Variable Rate Subordinated Extendable Certificates.

     Maturities of Centex and Financial Services long-term debt during the next five years ending March 31 are:

		Financial
	Centex	Services	Total

2004	$1,085	$370,073	$371,158
2005	32,743	1,300,898	1,333,641
2006	341,308	1,016,735	1,358,043
2007	290,465	1,026,413	1,316,878
2008	358,591	571,525	930,116
Thereafter	1,273,279	418,570	1,691,849

	$2,297,471	$4,704,214	$7,001,685

     Financial Services long-term debt associated with Centex Home Equity Company, LLC and its related companies (“Home Equity”) includes Asset-Backed Certificates of $4.5 billion at December 31, 2003. These Asset-Backed Certificates relate to securitized residential mortgage loans structured as collateralized borrowings. The holders of such debt have no recourse for non-payment to Centex Home Equity Company, LLC or Centex Corporation; however, Centex Home Equity Company, LLC remains liable for customary loan representations. The principal and interest on these certificates are paid from the liquidation of the underlying residential mortgage loans, which serve as collateral for the debt. Accordingly, the timing of the principal payments on these certificates is dependent upon the payments received on the underlying residential mortgage loans. The expected maturities of this component of long-term debt are based on contractual maturities adjusted for projected prepayments.

     Under the Company’s debt covenants, Centex is required to maintain certain leverage and interest coverage ratios and a minimum tangible net worth. At December 31, 2003, the Company was in compliance with all of these covenants.

Credit Facilities

     The Company’s existing credit facilities and available borrowing capacity as of December 31, 2003 are summarized below:

	Existing Credit	Available
	Facilities	Capacity

Centex
Centex Corporation
Multi-Bank Revolving Credit Facility	$800,000	$800,000	(1)
Multi-Bank Revolving Letter of Credit Facility	250,000	92,050	(2)
Construction Products
Senior Revolving Credit Facility	250,000	244,317	(3)

	1,300,000	1,136,367

Financial Services
Unsecured Credit Facility	125,000	63,000	(4)
Secured Credit Facilities	415,000	149,051	(5)
Harwood Street Funding I, LLC Facility	3,000,000	1,742,524
Harwood Street Funding II, LLC Facility	2,500,000	761,011

	6,040,000	2,715,586

	$7,340,000	$3,851,953	(6)

(1)	This is a committed, multi-bank revolving credit facility, maturing in August 2006, which serves as backup for commercial paper borrowings. As of December 31, 2003, there were no borrowings under this backup facility, and the Company’s $700 million commercial paper program had $100 million outstanding. There have been no borrowings under this facility since inception.

(2)	This is a committed, multi-bank revolving letter of credit facility, maturing in August 2004. Letters of credit issued under this facility may expire no later than August 2005.

(3)	This is a committed, senior revolving credit facility, entered into by Construction Products in December 2003 and maturing in December 2006. This facility has no recourse to Centex Corporation.

(4)	Centex Corporation, CTX Mortgage Company, LLC and its related companies and Home Equity, on a joint and several basis, share in a $125 million uncommitted, unsecured credit facility.

(5)	CTX Mortgage Company, LLC and its related companies and Home Equity share in a $250 million committed secured credit facility to finance mortgage inventory. CTX Mortgage Company, LLC and its related companies also maintain $155 million of committed secured mortgage warehouse facilities to finance mortgages. Home Equity also maintains a $10 million committed secured mortgage warehouse facility to finance mortgages.

(6)	The amount of available borrowing capacity includes $3.789 billion of committed borrowings and $63.0 million of uncommitted borrowings as of December 31, 2003. Although the Company believes that the uncommitted capacity is currently available, there can be no assurance that the lender under this facility would elect to make advances to the Company or its subsidiaries if and when requested to do so.

CTX Mortgage Company, LLC and Harwood Street Funding I, LLC

     CTX Mortgage Company, LLC finances its inventory of mortgage loans held for sale principally through sales of conforming and Jumbo “A” loans to HSF-I, pursuant to a mortgage loan purchase agreement (the “HSF-I Purchase Agreement”). Since 1999, CTX Mortgage Company, LLC has sold substantially all of the conforming and Jumbo “A” mortgage loans that it originates to HSF-I in accordance with the HSF-I Purchase Agreement. HSF-I’s commitment to purchase eligible mortgage loans continues in effect until the occurrence of certain termination events described in the HSF-I Purchase Agreement. When HSF-I acquires these loans, it typically holds them for a period averaging between 45 and 60 days and then resells them into the secondary market. In accordance with the HSF-I Purchase Agreement, CTX Mortgage Company, LLC acts as servicer of the loans owned by HSF-I and arranges for the sale of the eligible mortgage loans into the secondary market. HSF-I obtains the funds needed to purchase eligible mortgage loans from CTX Mortgage Company, LLC by issuing (1) short-term secured liquidity notes that are currently rated A1+ by Standard & Poor’s (“S&P”) and P-1 by Moody’s Investors Service (“Moody’s”), (2) medium-term debt that is currently rated A1+ by S&P and P-1 by Moody’s and (3) subordinated certificates maturing in September 2004, November 2005 and June 2006, extendable for up to five years, that are currently rated BBB by S&P and Baa2 by Moody’s. Under the terms of the HSF-I Purchase Agreement, CTX Mortgage Company, LLC may elect to sell to HSF-I, and HSF-I is obligated to purchase from CTX Mortgage Company, LLC, mortgage loans that satisfy certain eligibility criteria and portfolio requirements. At December 31, 2003, the maximum amount of mortgage loans that HSF-I is allowed to carry in its inventory under the HSF-I Purchase Agreement is $3.0 billion. This arrangement provides CTX Mortgage Company, LLC with reduced financing cost for eligible mortgage loans it originates and improves its liquidity.

     In January 2003, the FASB issued FIN 46, which modified the accounting for certain entities in which (1) equity investors do not have a controlling financial interest and/or (2) the entity is unable to finance its activities without additional subordinated financial support from other parties. Pursuant to FIN 46, HSF-I is a variable interest entity for which the Company is the primary beneficiary. Accordingly, HSF-I was consolidated in the Company’s financial statements beginning July 1, 2003. Prior to the implementation of FIN 46, HSF-I was not consolidated in the Company’s financial statements. As a result of the consolidation of HSF-I, the Company recorded a cumulative effect of a change in accounting principle of $13.3 million, net of tax, in the quarter ended September 30, 2003. This cumulative effect of a change in accounting principle primarily represents the deferral of servicing release premium income offset to a lesser extent by the deferral of certain loan origination costs, which will be recognized as loans are sold into the secondary market. The consolidation of HSF-I resulted in an increase in the Company’s residential mortgage loans held for sale with a corresponding increase in the Company’s debt of approximately $1.3 billion at December 31, 2003. In addition, interest income and interest expense of HSF-I subsequent to June 30, 2003, are reflected in the Company’s financial statements. Because HSF-I is a consolidated entity as of July 1, 2003, all transactions between the Company and HSF-I subsequent to June 30, 2003 are eliminated in consolidation.

     HSF-I has entered into a swap arrangement with a bank (the “Harwood Swap”) under which the bank has agreed to make certain payments to HSF-I, and HSF-I has agreed to make certain payments to the bank, the net effect of which is that the bank has agreed to bear certain interest rate risks, non-credit related market risks and prepayment risks related to the mortgage loans held by HSF-I. The purpose of this arrangement is to provide credit enhancement to HSF-I by permitting it to hedge these risks with a counterparty having a short-term credit rating of A1+ from S&P and P1 from Moody’s. Additionally, the Company has entered into a separate swap arrangement with the bank pursuant to which the Company has agreed to pay to the bank all amounts that the bank is required to pay to HSF-I pursuant to the Harwood Swap plus a monthly fee equal to a percentage of the notional amount of the Harwood Swap, and the bank is required to pay to the Company all amounts that the bank receives from HSF-I pursuant to the Harwood Swap. Accordingly, the Company effectively bears all interest rate risks, non-credit related market risks and prepayment risks that are the subject of the Harwood Swap. Financial Services executes the forward sales of CTX Mortgage Company, LLC’s loans to hedge the risk of reductions in value of mortgages sold to HSF-I or maintained under secured financing agreements. This offsets the majority of the Company’s risk as the counterparty to the swap supporting the payment requirements of HSF-I. See additional discussion of interest rate risks in Note (N), “Derivatives and Hedging.” The Company is also required to reimburse the bank for certain expenses, costs and damages that it may incur. As noted above, because HSF-I is a consolidated entity as of July 1, 2003, all transactions between the Company and HSF-I subsequent to June 30, 2003, including those related to the Harwood Swap, are eliminated in consolidation.

     HSF-I’s debt does not have recourse to the Company, and the consolidation of this debt does not change the Company’s credit profile or debt ratings. The Company does not guarantee the payment of any debt or subordinated extendable certificates of HSF-I and is not liable for credit losses relating to securitized residential mortgage loans sold to HSF-I. However, the Company retains certain risks related to the portfolio of mortgage loans held by HSF-I. In particular, CTX Mortgage Company, LLC makes representations and warranties to HSF-I to the effect that each mortgage loan sold to HSF-I satisfies the eligibility criteria and portfolio requirements discussed above. CTX Mortgage Company, LLC may be required to repurchase mortgage loans sold to HSF-I if such mortgage loans are determined to be ineligible loans or there occur certain other breaches of representations and warranties of CTX Mortgage Company, LLC, as seller or servicer. CTX Mortgage Company, LLC’s obligation as servicer to repurchase such loans is guaranteed by Centex Corporation. CTX Mortgage Company, LLC records a liability for its estimated losses for these obligations and such amount is included in its loan origination reserve. CTX Mortgage Company, LLC and its related companies sold $3.55 billion and $13.13 billion of mortgage loans to investors during the three and nine months ended December 31, 2003, respectively. CTX Mortgage Company, LLC sold $4.24 billion and $10.15 billion of mortgage loans to HSF-I and other investors during the three and nine months ended December 31, 2002, respectively. CTX Mortgage Company, LLC and its related companies recognized gains on the sale of mortgage loans of $29.2 million and $60.7 million for the three months ended December 31, 2003 and 2002, respectively. For the nine months ended December 31, 2003 and 2002, gains on the sale of mortgage loans were $186.6 million and $182.2 million, respectively.

Centex Home Equity Company, LLC and Harwood Street Funding II, LLC

     Home Equity finances its inventory of mortgage loans held for investment through Harwood Street Funding II, LLC (“HSF-II”), a wholly-owned, consolidated entity, under a revolving sales agreement that expires upon final payment of the senior and subordinated debt issued by HSF-II. This arrangement, where HSF-II has committed to finance all eligible loans, gives Home Equity daily access to HSF-II’s borrowing capacity of $2.5 billion. HSF-II obtains funds through the sale of subordinated notes that are currently rated BBB by S&P, Baa2 by Moody’s and BBB by Fitch Ratings (“Fitch”) and short-term secured liquidity notes that are currently rated A1+ by S&P, P1 by Moody’s and F1+ by Fitch. Because HSF-II is a consolidated entity, the debt, interest income and interest expense of HSF-II are reflected in the financial statements of Financial Services. HSF-II’s debt does not have recourse to the Company and the consolidation of this debt does not change the Company’s credit profile or debt ratings.

(H) CENTEX DEVELOPMENT COMPANY, L.P.

     Centex Development Company, L.P. (the “Partnership”) is a master limited partnership formed by the Company in March 1987 to broaden the range of business activities that may be conducted for the benefit of the Company’s stockholders to include general real estate development. The Company believed that this expansion would improve stockholder value through longer-term real estate investments, real estate developments and the benefits of the partnership form of business.

     The Partnership is authorized to issue three classes of limited partnership interest. The Company indirectly holds 100% of the Partnership’s Class A and Class C limited partnership units (“Class A Units” and “Class C Units,” respectively), which are collectively convertible into 20% of the Partnership’s Class B limited partnership units (“Class B Units”). The Partnership may issue additional Class C Units in connection with the acquisition of real property and other assets. No Class B Units have been issued. However, the stockholders of Centex Corporation hold warrants to purchase approximately 80% of the Class B Units. The warrants are held through a nominee arrangement and trade in tandem with the common stock of Centex Corporation.

     As holder of the Class A and Class C Units, the Company is entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of its capital contributions to the Partnership, adjusted for cash and other distributions representing return of capital. As of December 31, 2003, these adjusted capital contributions, or Unrecovered Capital, were $243.9 million and preference payments in arrears totaled $58.4 million.

     The Partnership is managed by its general partner, 3333 Development Corporation, a wholly-owned subsidiary of 3333 Holding Corporation (“Holding”). The common stock of Holding is held by the stockholders of Centex Corporation through a nominee arrangement and trades in tandem with the common stock of Centex Corporation. The stockholders of Centex Corporation elect the four-person board of directors of Holding, three of whom are independent outside directors who are not directors, affiliates or employees of the Company. Thus, through Holding, the stockholders of Centex Corporation control the general partner of the Partnership. The general partner, through its independent board and the independent board of Holding, including its non-executive Chairman, oversees the Partnership’s activities, including the acquisition, development, maintenance, operation and sale of properties. Consent of the limited partners for the activities of the Partnership is not required, and the limited partners cannot remove the general partner. As a result, at December 31, 2003, the Company accounts for its limited partnership interest in the Partnership using the equity method of accounting for investments.

     On November 18, 2003, Centex announced that merger agreements were entered into by and among the Partnership, Holding and Centex, which will end the tandem trading relationship between Centex common stock and the common stock of Holding, as well as the stockholder warrants of the Partnership. The mergers will result in the consolidation of Holding and the Partnership as indirect, wholly-owned subsidiaries of Centex. The transaction is subject to the approval by Centex stockholders of the termination of the nominee agreement, and subject to the approval of the stockholders of Holding. Pursuant to the transaction, the Holding common stock and the stockholder warrants would be converted into cash. A joint special meeting of the stockholders of Centex and Holding is scheduled for February 25, 2004 to vote on these matters. The Company anticipates this transaction will be completed prior to March 31, 2004. If such transaction is not completed prior to March 31, 2004, the Company will consolidate the Partnership and Holding as of March 31, 2004, pursuant to the provisions of FIN 46.

     Supplementary condensed combined financial statements for Centex Corporation and subsidiaries, Holding and subsidiary and the Partnership and subsidiaries are set forth below. For additional information on Holding and subsidiary and the Partnership and subsidiaries, see their separate financial statements and related footnotes included elsewhere in this Report.

Supplementary Condensed Combined Balance Sheets of Centex Corporation and Subsidiaries, Holding and Subsidiary and Partnership and Subsidiaries

	December 31,	March 31,
	2003	2003

Assets
Cash and Cash Equivalents	$86,696	$474,891
Restricted Cash	288,278	172,321
Receivables	8,438,656	5,633,816
Inventories	5,605,059	3,920,679
Investments in Joint Ventures and Other	170,607	106,250
Assets Held for Sale and Discontinued Operations	40,755	228,663
Property and Equipment, net	638,862	683,473
Other Assets	726,454	750,072

	$15,995,367	$11,970,165

Liabilities and Stockholders’ Equity
Accounts Payable and Accrued Liabilities	$1,992,249	$1,793,143
Liabilities Related to Assets Held for Sale and Discontinued Operations	33,522	119,506
Short-term Debt	3,317,409	974,427
Long-term Debt	7,018,922	6,255,016
Minority Stockholders’ Interest	509,493	170,227
Stockholders’ Equity	3,123,772	2,657,846

	$15,995,367	$11,970,165

Supplementary Condensed Combined Statements of Earnings of Centex Corporation and Subsidiaries, Holding and Subsidiary and Partnership and Subsidiaries

	For the Nine Months
	Ended December 31,

	2003	2002

Revenues	$7,870,222	$6,359,520
Costs and Expenses	7,119,077	5,870,699
Earnings from Unconsolidated Entities	41,120	11,784

Earnings Before Income Taxes	792,265	500,605
Income Taxes	262,355	153,379

Earnings from Continuing Operations	529,910	347,226
Earnings from Discontinued Operations	10,939	12,022

Earnings Before Cumulative Effect of a Change in Accounting
Principle	540,849	359,248
Cumulative Effect of a Change in Accounting Principle	(13,260)	—

Net Earnings	527,589	359,248
Other Comprehensive Income	37,497	8,847

Comprehensive Income	$565,086	$368,095

(I) COMMITMENTS AND CONTINGENCIES

     The Company conducts a portion of its land acquisition, development and other activities through its participation in joint ventures in which the Company holds less than a majority interest. These joint ventures are typically large in nature, and partnering with other developers allows Centex Homes to share the risks and rewards of ownership while providing for efficient asset utilization. The Company’s investment in these non-consolidated joint ventures was $166.2 million and $102.3 million at December 31, 2003 and March 31, 2003, respectively. These joint ventures had total outstanding secured construction debt of approximately $246.2 million and $232.5 million at December 31, 2003 and March 31, 2003, respectively. The Company’s maximum potential liability with respect to this debt, based on its ownership percentage of the related joint ventures, is approximately $62.2 million and $56.4 million at December 31, 2003 and March 31, 2003, respectively. Under the structure of this debt, the Company becomes liable up to these amounts only to the extent that the construction debt exceeds a certain percentage of the value of the project. At December 31, 2003 and March 31, 2003, the Company was not liable for any of this debt. The Company believes that these joint ventures are not variable interest entities for purposes of FIN 46; therefore, management does not believe that FIN 46 will have a material impact on the Company’s accounting for these investments.

     In the normal course of its business, the Company issues certain representations, warranties and guarantees related to its home sales, land sales, building sales, commercial construction and mortgage loan originations. The Company believes that it has established the necessary accruals for these representations, warranties and guarantees. See further discussion of our warranty liability below.

     Centex Homes offers a ten-year limited warranty for most homes constructed and sold in the United States. The warranty covers defects in materials or workmanship in the first year of the home and certain designated components or structural elements of the home in the second through tenth years. In California, effective January 1, 2003, Centex Homes began following the statutory provisions of Senate Bill 800, which, in part, provide a statutory warranty to customers and a statutory dispute resolution process. Centex Homes estimates the costs that may be incurred under its warranty program for which it will be responsible and records a liability at the time each home is closed. Factors that affect Centex Homes’ warranty liability include the number of homes closed, historical and anticipated rates of warranty claims and cost per claim. Centex Homes periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

     Changes in Centex Homes’ contractual warranty liability during the three and nine months ended December 31, 2003 are as follows:

	For the Three Months	For the Nine Months
	Ended December 31, 2003	Ended December 31, 2003

Balance at Beginning of Period	$15,542	$16,125
Warranties Issued	8,625	16,629
Settlements Made	(7,572)	(16,775)
Changes in Liability of Pre-Existing Warranties, Including Expirations	(692)	(76)

Balance at End of Period	$15,903	$15,903

     CTX Mortgage Company, LLC has established a liability for anticipated losses associated with loans originated. Changes in CTX Mortgage Company, LLC’s mortgage loan origination reserve for the three and nine months ended December 31, 2003 are as follows:

	For the Three Months	For the Nine Months
	Ended December 31, 2003	Ended December 31, 2003

Balance at Beginning of Period	$29,083	$28,594
Provision for Losses	—	1,837
Settlements	(1,411)	(2,759)

Balance at End of Period	$27,672	$27,672

(J) LAND HELD UNDER OPTION AGREEMENTS NOT OWNED AND OTHER LAND DEPOSITS

     In order to ensure the future availability of land for homebuilding, the Company enters into lot option purchase agreements with unaffiliated third parties and with the Partnership, as discussed in Note (O), “Related Party Transactions,” below. Under the option agreements, the Company pays a stated deposit in consideration for the right to purchase land at a future time, usually at predetermined prices. These options do not contain performance requirements from the Company nor obligate the Company to purchase the land, and expire at various dates through the year 2010.

     The Company has evaluated lot option agreements entered into after January 31, 2003 under the provisions of FIN 46. The Company does not have legal title to the optioned land; however, under FIN 46, if the option agreements are entered into with entities that qualify as variable interest entities and if the Company qualifies as the primary beneficiary of those entities, the Company must consolidate such entities. The Company has determined that it is the primary beneficiary of several such agreements at December 31, 2003. As a result, the Company recorded $308.0 million of land as inventory under the caption Land Held Under Option Agreements Not Owned, with a corresponding increase to Minority Interests. In addition, at December 31, 2003, the Company reclassified $29.8 million of deposits related to these options, previously included in Land Held for Development and Sale, to Land Held Under Option Agreements Not Owned.

     The Company also has option agreements entered into before February 1, 2003. These agreements must be evaluated for consolidation under FIN 46 as of March 31, 2004. Management is in the process of determining the impact of FIN 46 on these lot option agreements on the Company’s results of operations and financial position.

     At December 31, 2003, the Company had deposited or invested with third parties $75.2 million (excluding the $29.8 million of deposits discussed above) related to lot option agreements. The lot option agreements related to these deposits had a total remaining purchase price of approximately $2.7 billion.

(K) COMPREHENSIVE INCOME

     A summary of comprehensive income for the three and nine months ended December 31, 2003 and 2002 is presented below:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,

	2003	2002	2003	2002

Net Earnings	$198,670	$155,884	$527,589	$359,248
Other Comprehensive Income (Loss), net of Tax:
Unrealized Gain (Loss) on Hedging Instruments	4,742	(1,567)	7,913	(13,509)
Foreign Currency Translation Adjustments	16,426	5,909	29,705	23,517
Other	(127)	277	(121)	(1,161)

Comprehensive Income	$219,711	$160,503	$565,086	$368,095

     The foreign currency translation adjustments are primarily the result of Centex’s investment in the Partnership. For additional information on the Partnership and subsidiaries, see their separate financial statements included elsewhere in the Report. The unrealized gain or loss on hedging instruments represents the deferral in other comprehensive income of the unrealized gain or loss on swap agreements designated as cash flow hedges. The accounting for interest rate swaps and other derivative financial instruments is discussed in detail in Note (N), “Derivatives and Hedging.”

(L) BUSINESS SEGMENTS

     The Company operates in five principal business segments: Home Building, Financial Services, Construction Products, Construction Services and Investment Real Estate. These segments operate primarily in the United States, and their markets are nationwide. Revenues from any one customer are not significant to the Company.

     Intersegment revenues and investments in joint ventures are not material and are not shown in the following tables. The investment in the Partnership (approximately $309.4 million as of December 31, 2003) is included in the Investment Real Estate segment.

Home Building

     Home Building’s operations involve the purchase and development of land or lots and the construction and sale of detached and attached single-family homes.

Financial Services

     Financial Services’ mortgage operations consist primarily of home financing, sub-prime home equity lending and the sale of title insurance and other various insurance coverages. These activities include mortgage origination, servicing and other related services for homes sold by the Company’s subsidiaries and others. Financial Services’ revenues include interest income of $135.8 million and $90.7 million for the three months and $382.3 million and $257.1 million for the nine months ended December 31, 2003 and 2002, respectively. Substantially all of the Company’s interest income in each year is earned by the Financial Services segment. Financial Services’ cost of sales is comprised of interest expense related to debt issued to fund its home financing and sub-prime home equity lending activities.

Construction Products

     Construction Products’ operations involve the manufacture, production, distribution and sale of cement, gypsum wallboard, recycled paperboard, aggregates and readymix concrete. The Company owned 63.7% of Centex Construction Products, Inc. at December 31, 2003 and 65.1% at December 31, 2002. Construction Products’ results are shown before minority interest in the tables presented below.

     Construction Products has amended its annual report on Form 10-K for the fiscal year ended March 31, 2003 and subsequent Form 10-Q filings to reflect a change in the method of accounting for its interest in two cement joint ventures from the proportionate consolidation method to the equity method of accounting. This change in accounting was immaterial to the Company’s financial statements taken as a whole; therefore, the Company’s financial results for the quarter ended December 31, 2003 include the necessary reclassifications for the nine month period ended December 31, 2003 to reflect Construction Products’ interest in these joint ventures on the equity method of accounting. Prior period balances have not been restated.

     On January 30, 2004, the Company completed the tax-free spin-off of its entire equity interest in Centex Construction Products, Inc. Subsequent to the spin-off, Construction Products will be reported as discontinued operations. The pro forma effects of the spin-off are discussed in detail in Note (S), “Subsequent Events.”

Construction Services

     Construction Services’ operations involve the construction of buildings for both private and government interests including office, commercial and industrial buildings, hospitals, hotels, correctional facilities, educational institutions, museums, libraries, multi-unit residential buildings, airport facilities and sports facilities. As this segment generates positive cash flow, intercompany interest income (credited at the prime rate in effect) of $1.1 million and $1.4 million for the three months and $3.5 million and $4.2 million for the nine months ended December 31, 2003 and 2002, respectively, is included in management’s evaluation of this segment. However, the intercompany interest income is eliminated in consolidation and excluded from the tables presented below.

Investment Real Estate

     Investment Real Estate’s operations involve the acquisition, development and sale of land, primarily for industrial, office, multi-family, retail, residential and mixed-use projects. Under the equity method of accounting for investments, Investment Real Estate also records as earnings from unconsolidated entities any income or loss from its investment in the Partnership, including the International Home Building business located in the United Kingdom. It is not currently anticipated that any significant capital will be allocated to Investment Real Estate for new business development. Through its investment in the Partnership, Investment Real Estate will focus on the International Home Building operations and evaluate opportunistic real estate transactions. Further discussion regarding Investment Real Estate’s investment in the Partnership can be found under Note (H), “Centex Development Company, L.P.”

Other

     The Company’s Other segment includes Corporate general and administrative expenses, interest expense and minority interest. Also included in the Other segment are the Company’s home services operations, which are not material for purposes of segment reporting. In June 2003, the Company spun off substantially all of its manufactured housing operations, which had previously been included in the Other segment. All remaining manufactured housing operations and related assets are reflected as a discontinued operation and not included in the segment information below. Earnings (loss) related to the operations that were spun off have been reclassified to discontinued operations.

     The following are included in Other in the tables below (dollars in millions):

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,

	2003	2002	2003	2002

Operating Loss from Home Services	$(0.1)	$—	$(2.4)	$(2.5)
Corporate General and Administrative Expenses	(30.3)	(13.8)	(72.0)	(40.8)
Interest Expense	(4.1)	(21.0)	(38.5)	(52.8)
Minority Interest	(9.9)	(8.1)	(27.4)	(25.4)
Other	—	(0.1)	(0.2)	(1.1)

	$(44.4)	$(43.0)	$(140.5)	$(122.6)

	For the Three Months Ended December 31, 2003
	(Dollars in millions)

	Home	Financial	Construction		Construction	Investment
	Building	Services	Products **		Services	Real Estate	Other	Total

Revenues	$1,906.3	$238.2	$81.5		$404.2	$2.2	$18.9	$2,651.3
Cost of Sales	(1,410.9)	(57.7)	(70.1)		(385.9)	2.7	(9.4)	(1,931.3)
Selling, General and Administrative Expenses	(266.1)	(136.8)	(2.1)+		(14.7)	(1.0)	(53.9)	(474.6)
Earnings from Unconsolidated Entities	20.9	—	18.9		—	10.9	—	50.7

Earnings (Loss) from Continuing Operations Before Income Tax	$250.2	$43.7	$28.2	*	$3.6	$14.8	$(44.4)	$296.1

*	Before Minority Interest

**	Construction Products, for management reporting purposes, proportionately consolidates its share of its cement joint ventures. On a proportionately consolidated basis, revenues were $141.1 million and cost of sales were $110.8 million.

+	Includes corporate general and administrative expenses only.

	For the Three Months Ended December 31, 2002
	(Dollars in millions)

	Home	Financial	Construction		Construction	Investment
	Building	Services	Products		Services	Real Estate	Other	Total

Revenues	$1,456.8	$223.1	$119.1		$411.1	$11.5	$22.3	$2,243.9
Cost of Sales	(1,099.7)	(46.0)	(91.9)		(385.0)	(3.8)	(8.5)	(1,634.9)
Selling, General & Administrative Expenses	(209.7)	(126.9)	(1.4) +		(16.7)	(1.9)	(56.8)	(413.4)
Earnings from Unconsolidated Entities	11.7	—	—		—	14.3	—	26.0

Earnings (Loss) from Continuing Operations Before Income Tax	$159.1	$50.2	$25.8	*	$9.4	$20.1	$(43.0)	$221.6

*	Before Minority Interest

+	Includes corporate general and administrative expenses only.

	For the Nine Months Ended December 31, 2003
	(Dollars in millions)

	Home	Financial	Construction		Construction	Investment
	Building	Services	Products**		Services	Real Estate	Other	Total

Revenues	$5,119.9	$795.6	$380.4		$1,166.6	$27.6	$61.1	$7,551.2
Cost of Sales	(3,798.0)	(166.7)	(312.6)		(1,109.4)	1.7	(28.3)	(5,413.3)
Selling, General and Administrative Expenses	(732.6)	(443.1)	(6.0)+		(44.5)	(6.0)	(173.3)	(1,405.5)
Earnings from Unconsolidated Entities	23.4	—	18.9		—	28.6	—	70.9

Earnings (Loss) from Continuing Operations Before Income Tax	$612.7	$185.8	$80.7	*	$12.7	$51.9	$(140.5)	$803.3

*	Before Minority Interest

**	Construction Products, for management reporting purposes, proportionately consolidates its share of its cement joint ventures. On a proportionately consolidated basis, revenues were $440.0 million and cost of sales were $353.3 million.

+	Includes corporate general and administrative expenses only.

	For the Nine Months Ended December 31, 2002
	(Dollars in millions)

	Home	Financial	Construction		Construction	Investment
	Building	Services	Products		Services	Real Estate	Other	Total

Revenues	$3,844.6	$608.4	$383.9		$1,163.6	$21.1	$77.8	$6,099.4
Cost of Sales	(2,884.1)	(136.3)	(299.5)		(1,086.7)	(3.8)	(30.3)	(4,440.7)
Selling, General & Administrative Expenses	(585.6)	(361.0)	(4.2)+		(50.3)	(5.9)	(170.1)	(1,177.1)
Earnings from Unconsolidated Entities	11.1	—	—		—	18.0	—	29.1

Earnings (Loss) from Continuing Operations Before Income Tax	$386.0	$111.1	$80.2	*	$26.6	$29.4	$(122.6)	$510.7

*	Before Minority Interest

+	Includes corporate general and administrative expenses only.

(M) INCOME TAXES

     Income tax expense, excluding taxes related to cumulative effect of a change in accounting principle, for the Company increased from $66.6 million to $97.1 million and the effective tax rate increased from approximately 30.0% to 32.8% for the three months ended December 31, 2002 and 2003, respectively. Income tax expense, excluding taxes related to cumulative effect of a change in accounting principle, also increased from $153.4 million to $262.4 million and the effective tax rate increased from approximately 30.0% to 32.7% for the nine months ended December 31, 2002 and 2003, respectively. The increase in the effective tax rate is primarily the result of the expected decrease in the availability of net operating loss carryforwards during fiscal 2004 compared to fiscal 2003.

(N) DERIVATIVES AND HEDGING

     The Company is exposed to the risk of interest rate fluctuations on its debt and other obligations. As part of its strategy to manage the obligations that are subject to changes in interest rates, the Company has entered into various interest rate swap agreements, designated as cash flow hedges. The swap agreements are recorded at their fair value in Other Assets or Accrued Liabilities in the consolidated balance sheets. To the extent the hedging relationship is effective, gains or losses in the fair value of the derivative are deferred as a component of Stockholders’ Equity through Other Comprehensive (Loss) Income. Fluctuations in the fair value of the ineffective portion of the derivative are reflected in the current period earnings, although such amounts are insignificant.

     At December 31, 2003, Centex Corporation has an interest rate swap agreement that, in effect, fixes the variable interest rate on $25 million of its outstanding debt at 6.7% and expires in October 2005. During the three and nine months ended December 31, 2003, the hedge related to this derivative was effective. Amounts to be received or paid under the swap agreement are recognized as a change in interest incurred on the related debt instrument. Based on the balance in Accumulated Other Comprehensive Income at December 31, 2003 related to this derivative, the Company estimates increases in interest incurred over the next 12 months to be approximately $1.4 million. As of December 31, 2003, the balance in Accumulated Other Comprehensive Income related to this derivative was $2.4 million ($1.6 million net of tax).

     Financial Services, through Home Equity, uses interest rate swaps to hedge the market risk associated with the anticipated issuance of fixed rate securitization debt used to finance sub-prime mortgages. At December 31, 2003, Home Equity had $200 million of these interest rate swap hedging instruments in place at a weighted-average interest rate of 3.4%. Changes in fair value of these derivatives are deferred in Accumulated Other Comprehensive (Loss) Income and recorded through current earnings as an adjustment of the interest incurred over the life of the securitization debt. Home Equity also uses interest rate swaps that, in effect, fix the interest rate on its variable interest rate debt. Amounts to be received or paid as a result of these interest rate swap agreements are recognized as adjustments to interest incurred on the related debt instrument. At December 31, 2003, Home Equity was hedging $1.7 billion of its outstanding debt with these interest rate swaps at a weighted-average interest rate of 2.1%. These swaps expire at varying times through December 2006. Based on the balance in Accumulated Other Comprehensive Income at December 31, 2003 related to interest rate hedging activities, the Company estimates increases in interest incurred over the next 12 months to be approximately $5.7 million. During the three and nine months ended December 31, 2003, the hedges related to substantially all of Home Equity’s interest rate swaps were effective and the ineffective portion was insignificant. As of December 31, 2003, the balance in Accumulated Other Comprehensive Income related to Home Equity’s derivatives was $5.9 million ($3.9 million net of tax).

     Financial Services, through CTX Mortgage Company, LLC and its related companies, enters into interest rate lock commitments (“IRLCs”) with its customers under which CTX Mortgage Company, LLC and its related companies agree to make mortgage loans at agreed upon rates within a period of time, generally from 1 to 30 days, if certain conditions are met. Initially, the fair value of the IRLCs is recorded on the balance sheet in Other Assets or Accrued Liabilities. Subsequent changes in the fair value of the IRLCs are recorded as an adjustment to earnings. To hedge the interest rate risk related to its IRLCs, CTX Mortgage Company, LLC and its related companies executes mandatory forward trade commitments (i.e., “forward trade commitments”). CTX Mortgage Company, LLC and its related companies also executes forward trade commitments to hedge the interest rate risk related to its portfolio of mortgage loans held for sale, including mortgage loans held by HSF-I. As discussed in Note (G), “Indebtedness,” HSF-I is a variable interest entity that has been consolidated with Financial Services and the Company effective July 1, 2003, pursuant to FIN 46. In connection with the consolidation of HSF-I, CTX Mortgage Company, LLC and its related companies elected as of July 1, 2003 to utilize hedge accounting treatment under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”) for these forward trade commitments. These forward trade commitments have been designated as fair value hedges. Accordingly, changes in the fair value of the forward trade commitments and the mortgage loans hedged by these commitments are recorded as an adjustment to earnings. To the extent the hedge is effective, gains or losses in the value of the hedged loans due to interest rate movement will be offset by an equal and opposite gain or loss in the value of the forward trade commitment. This will result in net zero impact to earnings. To the extent the hedge contains some ineffectiveness, the ineffectiveness is recognized immediately in earnings. The amount of hedge ineffectiveness included in earnings were gains of approximately $500 thousand and $8 million for the three and nine months ended December 31, 2003, respectively. The net change in the estimated fair value of derivative positions not designated as hedges resulted in a loss of approximately $600 thousand and $13 million for the three and nine months ended December 31, 2003.

(O) RELATED PARTY TRANSACTIONS

     At December 31, 2003 and March 31, 2003, Centex Homes had $4.9 million and $7.2 million, respectively, deposited with the Partnership as option deposits for the purchase of land. Centex Homes also entered into agreements to reimburse the Partnership for certain costs and fees incurred by the Partnership in the purchase and ownership of these tracts of land. During the three months ended December 31, 2003 and 2002, Centex Homes paid $0.5 million and $1.0 million, respectively, to the Partnership in fees and reimbursements pursuant to these agreements and $5.4 million and $3.3 million, respectively, for the purchase of residential lots. During the nine months ended December 31, 2003 and 2002, Centex Homes paid $1.6 million and $2.6 million, respectively, to the Partnership in fees and reimbursements pursuant to these agreements and $19.0 million and $27.4 million, respectively, for the purchase of residential lots. Centex Homes expects to pay an additional $14.9 million to the Partnership to complete the purchase of these tracts of land.

     Construction Services has historically executed construction contracts with the Partnership. At March 31, 2003, contracts for the construction of two industrial facilities were completed and no additional contracts were outstanding. At December 31, 2003, a $9.7 million contract for the construction of an office building had been executed with the Partnership and was outstanding. During the three months ended December 31, 2003 and 2002, the Partnership paid $3.1 million and $0.6 million, respectively, to Construction Services pursuant to these contracts. During the nine months ended December 31, 2003 and 2002, the Partnership paid $3.6 million and $5.3 million, respectively, to Construction Services pursuant to these contracts.

     During the nine months ended December 31, 2003, the Partnership issued 2,812 Class C Units to Centex Homes in exchange for land with a fair market value of $2.8 million.

     During the nine months ended December 31, 2003, a subsidiary of the Partnership entered into a lease agreement (the “Lease”) with a Company subsidiary for 160,000 square feet of office space currently under construction in Lewisville, Texas. The Lease is for a ten-year primary term commencing upon the date that the premises is ready for occupancy.

(P) RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued FIN 46, which modified the accounting for certain entities in which (1) equity investors do not have a controlling financial interest and/or (2) the entity is unable to finance its activities without additional subordinated financial support from other parties. FIN 46 applied immediately for certain disclosure requirements and to variable interest entities created, or in which an enterprise obtains an interest, after January 31, 2003. For certain variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies to interim or annual periods ending after March 15, 2004. At December 31, 2003, the Company has interests in the Partnership, HSF-I, land option agreements and certain joint ventures that are or may be affected by this interpretation. Variable interest entities owned or acquired before February 1, 2003 are: the Partnership, HSF-I, certain land option agreements and joint ventures. The Company has completed its analysis of the effects of FIN 46 on HSF-I, as explained in Note (G), “Indebtedness.” The Company continues to evaluate the impacts of FIN 46 on land option agreements and joint ventures entered into prior to February 1, 2003. In accordance with FIN 46, the nature of these entities’ operations, the Company’s potential maximum exposure related to these entities and the applicability of FIN 46 to these entities are discussed as follows:

The Partnership	Financial statements filed with this Report
Note (H), “Centex Development Company, L.P.”
HSF-I	Note (G), “Indebtedness”
Land Option Agreements	Note (J), “Land Held Under Option Agreements not
Owned and Other Land Deposits”
Joint Ventures	Note (I), “Commitments and Contingencies”

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (“SFAS No. 149”). The statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133 by requiring that contracts with comparable characteristics be accounted for similarly, resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. A portion of this statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The remainder of this statement codifies previously issued SFAS No. 133 implementation guidance, which retains its original effective dates. The implementation of SFAS No. 149 did not have a material impact on the Company’s results of operations or financial position.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS No. 150”). The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). Certain provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003. In October

2003, FASB deferred indefinitely certain provisions of this Statement pertaining to non-controlling interests in limited life entities. The implementation of the provisions of SFAS No. 150 which are effective did not have an impact on the Company’s results of operations or financial position.

     The SEC is currently considering issuance of a Staff Accounting Bulletin (“SAB”) that would modify the Company’s accounting for interest rate lock commitments (“IRLCs”). In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” CTX Mortgage Company, LLC currently marks its IRLCs to market with the resulting gains and losses recognized in income. The proposed SAB may require that IRLCs be recognized as liabilities, with offsetting entries to expense accounts, through loan settlement. It is anticipated the SAB will apply to all IRLCs originated in the first reporting period beginning after March 15, 2004. This proposed SAB would not have a material effect on the Company’s financial position or results of operations. The proposed SAB would not have any impact on the Company’s cash flow, but it could impact the timing of revenue recognition for the Financial Services segment. The Company will continue to monitor this issue for additional developments and potential impact on the Company’s financial statements.

(Q) OFF-BALANCE SHEET OBLIGATIONS

     The Company enters into various “off-balance sheet” transactions in the normal course of business in order to reduce financing costs and improve access to liquidity, facilitate homebuilding activities and manage exposure to changing interest rates. Further discussion regarding these transactions can be found above in Note (H), “Centex Development Company, L.P.,” Note (I), “Commitments and Contingencies,” and Note (J), “Land Held Under Option Agreements Not Owned and Other Land Deposits.”

(R) SPIN-OFF OF MANUFACTURED HOUSING

     In June 2003, the Company spun off substantially all of its manufactured housing operations, which had previously been included in the Other segment. As a result of the spin-off, the manufactured housing operations’ earnings have been reclassified to discontinued operations in the statements of consolidated earnings, and any assets or liabilities related to these discontinued operations have been disclosed separately on the consolidated balance sheets. All prior period information related to these discontinued operations has been reclassified to be consistent with the December 31, 2003 presentation. All assets related to these discontinued operations that remain with the Company at December 31, 2003 are in the process of being sold and/or disposed. Discontinued operations had no revenues for the three months ended December 31, 2003 versus $35.0 million for the same period last year. For the three months ended December 31, 2003 and 2002, discontinued operations had operating earnings (loss) of $(513) thousand and $1.2 million, respectively. For the nine months ended December 31, 2003 and 2002, discontinued operations had revenues of $45.7 million and $104.0 million, respectively, and operating earnings (loss) of $(133) thousand and $2.9 million, respectively.

(S) SUBSEQUENT EVENTS

Spin-off of Centex Construction Products, Inc.

     In 2003, the Company reached an agreement with Centex Construction Products, Inc. (“CXP”) to distribute the Company’s entire equity interest in CXP to the Company’s stockholders and received a private letter ruling from the Internal Revenue Service confirming that this transaction would be tax-free to the Company and its stockholders. The distribution was subject to the approval by CXP stockholders of the reclassification of CXP’s common stock into two classes. On January 8, 2004, the stockholders of CXP approved the reclassification of CXP’s common stock and eight other proposals including a proposal to change CXP’s name to Eagle Materials Inc. CXP’s board of directors also declared a special one-time cash dividend of $6 per share to all of its stockholders (including the Company) immediately prior to the spin-off. The record date for the cash dividend was January 13, 2004 and payment was made on January 29, 2004. The Company received $71.8 million of this dividend.

     On January 30, 2004, the Company distributed all of its CXP common stock to stockholders of record as of January 14, 2004. For each share of Centex stock owned on the record date, Centex stockholders received approximately .044322 shares of CXP common stock and .149019 shares of CXP Class B common stock, for a total of approximately .193341 shares of CXP stock. The Company will record the spin-off of its equity investment in CXP as a dividend based upon the carrying value of the Company’s investment in CXP on January 30, 2004. As of December 31, 2003, the Company’s investment in CXP was $323.1 million.

     The pro forma condensed consolidated statement of earnings presented below assumes that the spin-off of CXP, and the related cash dividend to its stockholders, occurred on April 1, 2003, and the pro forma condensed consolidated balance sheet assumes that the spin-off and related cash dividend occurred on December 31, 2003.

     The pro forma condensed consolidated financial statements are presented for informational purposes only and do not reflect the historical results of operations or financial position of the Company or CXP. The pro forma data also does not purport to project the financial position or results of operations of the Company or CXP as of any future date or for any future period.

     The pro forma adjustments, which reflect the spin-off and elimination of CXP from the Company’s consolidated financial statements and related cash dividend, to the historical condensed consolidated statement of earnings and consolidated balance sheet are set forth below.

Supplementary Pro Forma Condensed Consolidated Balance Sheet of Centex Corporation and Subsidiaries (unaudited)

	As Reported		Pro Forma
	December 31,	Pro Forma	December 31,
	2003	Adjustments	2003

Assets
Cash and Cash Equivalents	$81,579	$42,398 *	$123,977
Restricted Cash	288,278	—	288,278
Receivables	8,383,661	(42,578)	8,341,083
Inventories	5,043,484	(44,049)	4,999,435
Investments in Joint Ventures and Other	475,602	(50,150)	425,452
Property and Equipment, net	636,581	(485,664)	150,917
Other Assets	665,556	30,852	696,408
Assets of Discontinued Operations	5,172	—	5,172

	$15,579,913	$(549,191)	$15,030,722

Liabilities and Stockholders’ Equity
Accounts Payable and Accrued Liabilities	$1,743,096	$(66,051)	$1,677,045
Short-term Debt	3,201,967	—	3,201,967
Long-term Debt	7,001,685	(160)	7,001,525
Minority Stockholders’ Interest	509,393	(197,430)	311,963
Stockholders’ Equity	3,123,772	(285,550)	2,838,222

	$15,579,913	$(549,191)	$15,030,722

*	Reflects the elimination of CXP cash and cash equivalents and the Company’s receipt of a $71.8 million cash dividend from CXP.

Supplementary Pro Forma Condensed Consolidated Statement of Earnings of Centex Corporation and Subsidiaries (unaudited)

	For the Nine Months
	Ended December 31,

	As Reported	Pro Forma	Pro Forma
	2003	Adjustments	2003

Revenues	$7,551,170	$(380,358)	$7,170,812
Cost and Expenses	6,818,780	(349,178)	6,469,602
Earnings from Unconsolidated Entities and Other	70,900	(18,909)	51,991

Earnings Before Income Taxes	803,290	(50,089)	753,201
Income Taxes	262,355	(29,224)	233,131

Earnings from Continuing Operations	$540,935	$(20,865)	$520,070

     Subsequent to the spin-off, the Company will report CXP as a discontinued operation in its consolidated financial statements. In connection with the tax-free distribution, the Company will recognize as a component of discontinued operations, a tax benefit of $36.5 million. The tax benefit is a result of the reversal of deferred tax liabilities for the difference between the financial carrying amount of the Company’s investment in CXP and its respective tax basis which are not required given the tax-free nature of the distribution. Also, in connection with the spin-off, the Company modified all of its stock options outstanding on January 30, 2004, in order to keep the holders in the same economic position as before the spin-off. The modification resulted in a reduction of the exercise price and an increase in the number of shares. This adjustment will be accounted for in accordance with the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and accordingly, compensation expense of $12.1 million will be expensed over the remaining vesting periods.

Stock Split

     On November 18, 2003, the Board of Directors of Centex approved a 2-for-1 split of its common stock, to be effected in the form of a 100% stock dividend. The stock split is subject to the stockholders’ approval of an increase in Centex’s authorized common stock from 100 million to 300 million shares and to final approval of the stock split by the Executive Committee of the Board of Directors. A special meeting of stockholders is scheduled for February 25, 2004 to vote on the increase in authorized shares. Subject to stockholder approval of the increase in authorized common shares and final approval of the stock split by the Executive Committee of the Board of Directors, Centex plans to pay the stock dividend on March 12, 2004 to stockholders of record on February 29, 2004. In connection with the stock split, Centex has also indicated that the annual cash dividend will remain at $0.16 per share.

(T) RECLASSIFICATIONS

     Certain prior year balances have been reclassified to be consistent with the December 31, 2003 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     For the three months ended December 31, 2003, our consolidated revenues were $2.65 billion, an 18.2% increase over $2.24 billion for the same period last year. Earnings from continuing operations before income taxes were $296.1 million, 33.6% higher than $221.6 million for the same period last year. For the nine months ended December 31, 2003, our consolidated revenues were $7.55 billion, a 23.8% increase over $6.10 billion for the same period last year. Earnings from continuing operations before income taxes and cumulative effect of a change in accounting principle were $803.3 million, 57.3% higher than $510.7 million for the same period last year. The changes in our revenues and earnings from continuing operations before income taxes and cumulative effect of a change in accounting principle are explained below by segment. The principal reasons for the increases in consolidated revenues and earnings from continuing operations before income taxes and cumulative effect of a change in accounting principle are the continued growth of our Home Building operations and continued growth in Home Equity’s servicing portfolio. Additionally, for the nine months ended December 31, 2003, the increase in revenues and operating earnings is reflective of a substantial increase in CTX Mortgage Company, LLC’s refinancing activity as compared to the prior year. However, refinance activity decreased in the three month period ended December 31, 2003, as compared to the prior year.

     Earnings from continuing operations for the three months ended December 31, 2003 were $199.0 million, 28.3% higher than $155.1 million for the same period last year. Earnings from continuing operations before cumulative effect of a change in accounting principle for the nine months ended December 31, 2003 were $540.9 million, 51.4% higher than $357.3 million for the same period last year. The increase in earnings from continuing operations before cumulative effect of a change in accounting principle is less than the increase in earnings from continuing operations before income taxes and cumulative effect of a change in accounting principle due to an increase in our effective tax rate. Our effective tax rate related to continuing operations increased to 32.8% and 32.7% for the three months and nine months ended December 31, 2003 from 30.0% for the same periods last year. The increase in the effective tax rate is primarily the result of the expected decrease in the availability of net operating loss carryforwards during fiscal 2004 compared to fiscal 2003.

     Any reference herein to we, us or our includes Centex Corporation and its subsidiary companies.

HOME BUILDING

     The following summarizes the results of our Home Building operations for the three and nine months ended December 31, 2003 compared to the same periods last year (dollars in millions, except per unit data):

	For the Three Months Ended December 31,

	2003		2002

		% of Revenues		% of Revenues
Revenues — Housing	$1,832.4	96.1%	$1,431.4	98.3%
Revenues — Land Sales and Other	73.9	3.9%	25.4	1.7%
Cost of Sales — Housing	(1,340.9)	(70.3%)	(1,075.0)	(73.8%)
Cost of Sales — Land Sales and Other	(70.0)	(3.7%)	(24.7)	(1.7%)
Selling, General and Administrative Expenses	(266.1)	(14.0%)	(209.7)	(14.4%)
Earnings from Unconsolidated Entities	20.9	1.1%	11.7	0.8%

Operating Earnings	$250.2	13.1%	$159.1	10.9%

		% Change		% Change
Units Closed	7,468	14.7%	6,509	16.9%
Average Unit Sales Price	$245,370	11.6%	$219,909	3.5%
Operating Earnings Per Unit	$33,505	37.1%	$24,442	9.5%
Backlog Units	14,775	17.9%	12,527	32.2%
Ending Operating Neighborhoods	560	6.9%	524	11.7%

	For the Nine Months Ended December 31,

	2003		2002

		% of Revenues		% of Revenues
Revenues — Housing	$4,997.6	97.6%	$3,762.2	97.9%
Revenues — Land Sales and Other	122.3	2.4%	82.4	2.1%
Cost of Sales — Housing	(3,672.8)	(71.7%)	(2,815.2)	(73.2%)
Cost of Sales — Land Sales and Other	(125.2)	(2.5%)	(68.9)	(1.8%)
Selling, General and Administrative Expenses	(732.6)	(14.3%)	(585.6)	(15.2%)
Earnings from Unconsolidated Entities	23.4	0.5%	11.1	0.2%

Operating Earnings	$612.7	12.0%	$386.0	10.0%

		% Change		% Change
Units Closed	20,723	19.8%	17,292	9.2%
Average Unit Sales Price	$241,162	10.8%	$217,568	2.4%
Operating Earnings Per Unit	$29,564	32.5%	$22,320	7.9%
Backlog Units	14,775	17.9%	12,527	32.2%
Ending Operating Neighborhoods	560	6.9%	524	11.7%

     Revenues for the three and nine months ended December 31, 2003 increased 30.9% and 33.2%, respectively, versus the same periods last year primarily due to an increase in units closed and higher unit sales prices as outlined above. The increase in units closed of 14.7% and 19.8% for the three and nine months ended December 31, 2003, was due to a higher number of operating neighborhoods in the current year coupled with an increase in units closed per neighborhood versus last year. The increase in the unit sales price was due to general price increases, a shift at the neighborhood level to a higher priced product, and the California markets, which generally have higher unit prices, making up a greater percentage of total closings as compared to last year.

     The relief of capitalized interest is included in Home Building’s cost of sales. Capitalized interest relieved was $28.5 million and $12.5 million for the three months ended December 31, 2003 and 2002, respectively, and $56.4 million and $31.3 million for the nine months ended December 31, 2003 and 2002, respectively.

     Housing margin, defined as housing revenues less housing cost of sales, was 26.8% and 26.5% of housing revenues for the three and nine months ended December 31, 2003, respectively, compared to 24.9% and 25.2% of housing revenues for the same periods last year. The increase in housing margin for the three months ended December 31, 2003 can be attributed to the average unit sales price increase of 11.6%, as noted above, combined with Home Building’s continued focus on reducing construction costs and increasing productivity.

     Selling, general and administrative expenses for the three months ended December 31, 2003 were $266.1 million, or 14.0% of revenues, as compared to the $209.7 million and 14.4% of revenues reported for the same period last year. Selling, general and administrative expenses for the nine months ended December 31, 2003 were $732.6 million, or 14.3% of revenues, as compared to the $585.6 million and 15.2% of revenues reported for the same period last year. The dollar increase resulted from incremental expenses associated with closing more homes; however, compared to the prior year, Home Building’s selling, general and administrative expenses as a percentage of revenues have decreased reflective of increased operating leverage.

     Operating earnings for the three months ended December 31, 2003 were 13.1% of revenues and approximately $33,505 on a per-unit basis compared to operating earnings of 10.9% of revenues and approximately $24,442 on a per-unit basis for the same period last year. Operating earnings for the nine months ended December 31, 2003 were 12.0% of revenues and approximately $29,564 on a per-unit basis compared to operating earnings of 10.0% of revenues and approximately $22,320 on a per-unit basis for the same period last year. The increase in operating earnings is a direct result of the increase in housing margin and Home Building’s leverage of its selling, general and administrative expenses.

     Centex Homes ended its third quarter of fiscal 2004 with a backlog in home sales of 14,775 units, a 17.9% increase over the 12,527 units at December 31, 2002. The increase in backlog resulted from a 6.9% increase in ending operating neighborhoods, which helped drive the 14.7% increase in new sales (orders) versus the prior year for the nine months ended December 31, 2003. Centex Homes defines backlog units as units that have been sold, as evidenced by a signed contract, but not closed.

FINANCIAL SERVICES

     The Financial Services segment is primarily engaged in the residential mortgage banking business, as well as in other financial services that are in large part related to the residential mortgage market. Its operations include mortgage origination, servicing and other related services for purchasers of homes sold by our Home Building operations and other homebuilders, as well as sub-prime home equity lending and the sale of title insurance and various other insurance coverages. The following summarizes Financial Services’ results for the three and nine months ended December 31, 2003 compared to the same periods last year (dollars in millions):

	For the Three Months Ended December 31,

	2003	2002

Revenues	$238.2	$223.1

Interest Margin	$78.1	$44.7

Operating Earnings	$43.7	$50.2

Origination Volume	$3,891	$4,852

Number of Loans Originated
CTX Mortgage Company, LLC
Centex-built Homes (“Builder”)	5,138	4,380
Non-Centex-built Homes (“Retail”)	11,657	20,607

	16,795	24,987
Centex Home Equity Company, LLC	9,185	8,049

	25,980	33,036

	CTX Mortgage		Centex Home Equity
	Company, LLC		Company, LLC

	For the Three Months		For the Three Months
	Ended December 31,		Ended December 31,

	2003	2002	2003	2002

Average Interest Earning Assets	$1,462.7	$187.9	$5,855.8	$4,040.0
Average Yield	5.66%	6.11%	8.02%	8.69%
Average Interest Bearing Liabilities	$1,343.9	$122.8	$6,109.6	$4,206.8
Average Rate Paid	1.67%	2.72%	3.37%	4.23%

	For the Nine Months Ended December 31,

	2003	2002

Revenues	$795.6	$608.4

Interest Margin	$215.6	$120.7

Operating Earnings	$185.8	$111.1

Origination Volume	$14,786	$11,773

Number of Loans Originated
CTX Mortgage Company, LLC
Centex-built Homes (“Builder”)	14,307	11,717
Non-Centex-built Homes (“Retail”)	56,016	49,089

	70,323	60,806
Centex Home Equity Company, LLC	27,768	21,781

	98,091	82,587

	CTX Mortgage		Centex Home Equity
	Company, LLC		Company, LLC

	For the Nine Months		For the Nine Months
	Ended December 31,		Ended December 31,

	2003	2002	2003	2002

Average Interest Earning Assets	$1,360.2	$183.1	$5,367.4	$3,712.0
Average Yield	5.99%	6.98%	8.18%	8.85%
Average Interest Bearing Liabilities	$1,258.9	$123.2	$5,596.9	$3,864.1
Average Rate Paid	1.57%	2.84%	3.56%	4.52%

     Financial Services’ results are primarily derived from conforming mortgage banking and sub-prime home equity lending operations as described below.

Conforming Mortgage Banking

     The revenues and operating earnings of CTX Mortgage Company, LLC and its related companies are derived primarily from the sale of mortgage loans, inclusive of all servicing rights and, to a lesser extent, interest income and other fees. CTX Mortgage Company, LLC and its related companies’ business strategy of selling conforming loans reduces our capital investment and related risks, provides substantial liquidity and is an efficient process given the size and maturity of the conforming mortgage loan secondary capital markets. CTX Mortgage Company, LLC originates mortgage loans, holds them for a short period and sells them to Harwood Street Funding I, LLC, or HSF-I, and investors. HSF-I is a variable interest entity for which the Company is the primary beneficiary and as of July 1, 2003, is consolidated with the Company’s financial statements. As a result of the consolidation of HSF-I, the Company recorded a cumulative effect of a change in accounting principle of $13.3 million, net of tax, in the quarter ended September 30, 2003. This cumulative effect of a change in accounting principle primarily represents the deferral of servicing release premium income offset to a lesser extent by the deferral of certain loan origination costs, which will be recognized as loans are sold into the secondary market. The consolidation of HSF-I resulted in an increase in the Company’s residential mortgage loans held for sale with a corresponding increase in the Company’s debt of approximately $1.3 billion at December 31, 2003. HSF-I purchases mortgage loans from CTX Mortgage Company, LLC with the proceeds from the issuance of securitized term debt, secured liquidity notes and subordinated certificates that are extendable for up to five years. Because HSF-I is a consolidated entity, the debt, interest income and interest expense of HSF-I are reflected in the Company’s financial statements at December 31, 2003. CTX Mortgage Company, LLC and its related companies sold $3.55 billion and $13.13 billion of mortgage loans to investors for the three and nine months ended December 31, 2003, respectively. CTX Mortgage Company, LLC sold $4.24 billion and $10.15 billion of mortgage loans to HSF-I and other investors during the three months and nine months ended December 31, 2002, respectively. CTX Mortgage Company, LLC and its related companies recognized gains on the sale of mortgage loans of $29.2 million and $60.7 million for the three months ended December 31, 2003 and 2002, respectively. For the nine months ended December 31, 2003 and 2002, gains on the sale of mortgage loans were $186.6 million and $182.2 million, respectively.

     Revenues decreased 13.5% to $104.2 million for the three months ended December 31, 2003 as compared to the same period last year. This decrease is primarily related to a decrease in loans originated for refinancing. Refinanced mortgages accounted for 35% of originations for the three months ended December 31, 2003, as compared to 54% for the same period last year. The impact on revenues of this decrease in production was partially offset by an increase in the recognized servicing fee component of gains on sale of mortgages. Revenues increased 29.8% to $412.9 million for the nine months ended December 31, 2003, as compared to the same period last year. The increase in revenues for the nine month period is primarily related to an increase in CTX Mortgage Company, LLC originations due to an increase in mortgage loans originated for refinancing for the nine month period and mortgage loans originated for Centex Homes’ buyers, to a lesser extent higher revenues from Title and Insurance operations and a net increase in the servicing fee component of gains on sale of mortgages which is deferred until final mortgage loan settlement. Refinanced mortgages accounted for 46% of originations for the nine months ended December 31, 2003, as compared to 40% for the same period last year. CTX Mortgage Company, LLC’s “capture” rate of Centex Homes’ buyers was 74% for the three and nine months ended December 31, 2003, and 73% for the three and nine months ended December 31, 2002.

     For the three months ended December 31, 2003, originations totaled 16,795 compared to 24,987 originations in the same period last year; loan volume was $2.89 billion compared to $4.15 billion for the same period last year; the per-loan profit was $1,597, an increase of 4.4% compared to $1,529 for the same period last year and total mortgage applications decreased 41.3% to 13,681 from 23,292 applications for the same period last year. The per-loan profit for the three months ended December 31, 2003 increased slightly due to an increase in the recognized servicing fee component of gains on sale of mortgages partially offset by decreased operational leverage as a result of the decrease in the volume of originations. For the nine months ended December 31, 2003, originations totaled 70,323 compared to 60,806 originations in the same period last year; loan volume was $11.88 billion compared to $9.97 billion for the same period last year; the per-loan profit was $1,927, an increase of 49.7% compared to $1,287 for the same period last year and total mortgage applications increased 6.7% to 67,396 from 63,161 applications for the same period last year. For the nine months ended December 31, 2003, per-loan profit increased due to increased operational leverage as a result of the increase in the volume of originations, to a lesser extent an increase in Title and Insurance earnings, and an increase in the recognized servicing fee component of gains on sale of mortgages.

     CTX Mortgage Company, LLC and its related companies’ selling, general and administrative expenses decreased $9.7 million to $71.2 million for the three months ended December 31, 2003. This decrease was primarily due to decreased employee related costs and overhead resulting from the decreased volume in loan originations. Selling, general and administrative expenses increased $21.8 million to $256.7 million for the nine months ended December 31, 2003. This increase was primarily due to increased employee related costs and overhead related to the increased volume in loan originations as compared to the nine month period in the prior year.

     CTX Mortgage Company, LLC and its related companies’ operating earnings were $26.9 million for the three months ended December 31, 2003, a 29.6% decrease as compared to the same period last year. This decrease is primarily due to the decrease in loan originations discussed above. Operating earnings were $138.9 million for the nine months ended December 31, 2003, a 77.4% increase as compared to the same period last year. This increase in operating earnings is primarily due to the increase in revenues discussed above and a decrease in the cost per loan originated.

     In the normal course of its activities, CTX Mortgage Company, LLC and its related companies carry inventories of loans pending sale to investors and earn an interest margin, which we define as the difference between interest revenue on mortgage loans held for sale or investment and interest expense on debt used to fund the mortgage loans. CTX Mortgage Company, LLC uses HSF-I and other short-term mortgage warehouse facilities to finance these inventories of loans. CTX Mortgage Company, LLC and its related companies’ interest margin increased from $1.4 million to $12.1 million and from $5.4 million to $35.7 million for the three and nine months ended December 31, 2003, respectively, as compared to the same periods last year. These increases are primarily due to the inclusion in the Company’s results of HSF-I interest income and interest expense, beginning July 1, 2003, as required under the provisions of FIN 46. Interest margin contributed by HSF-I during the three months ended December 31, 2003 totaled $10.5 million. Interest margin contributed by HSF-I from July 1, 2003 through December 31, 2003 totaled $29.9 million. Prior to July 1, 2003, HSF-I’s interest margin was included as a component of Financial Services’ revenue as a result of the interest rate swap with HSF-I.

     The results of operations of CTX Mortgage Company, LLC and its related companies depend to a significant extent on the level of interest rates. Any significant increases in mortgage rates above currently prevailing levels could adversely affect the volume of loan originations and may result in a significant curtailment of refinancing activity. There can be no assurance that mortgage rates will remain at the current level in the future.

Sub-Prime Home Equity Lending

     The revenues of Home Equity, increased 30.6% to $134.0 million and 31.8% to $382.7 million for the three and nine months ended December 31, 2003, respectively, as compared to the same periods last year, as a result of continued growth in Home Equity’s portfolio of residential mortgage loans held for investment. Interest margin increased to $66.0 million and $179.9 million for the three and nine months ended December 31, 2003, respectively, as compared to $43.3 million and $115.3 million for the same periods last year. The increase in interest margin is primarily a result of an increase in the portfolio of mortgage loans held for investment and a decrease in interest rates on debt used to fund mortgage loans. Home Equity reported operating earnings of $16.8 million and $46.9 million for the three and nine months ended December 31, 2003, respectively, as compared to operating earnings of $12.0 million and $34.4 million for the same periods last year. The increase in Home Equity’s operating earnings is primarily the result of the increase in interest margin, as noted above. Interest income will be positively affected as the portfolio of mortgage loans held for investment increases. The increase in interest margin was partially offset by an increase in servicing and production costs, mostly attributable to loan volume and loan servicing growth, and an increase in the provision for losses on residential mortgage loans held for investment. Home Equity’s selling, general and administrative expenses increased $19.6 million to $65.7 million and $61.5 million to $186.5 million for the three and nine months ended December 31, 2003, respectively, as a result of Home Equity’s growth. Home Equity’s increase in loan production volume, the expansion of its branch offices and the increase in the number of its employees has resulted in a corresponding increase in salaries and related costs, rent expense, group insurance costs and advertising expenditures of approximately $7.9 million and $28.6 million for the three and nine months ended December 31, 2003, respectively. The remainder of the increase was due to higher charges to the provision for loan losses, as discussed below.

     For the three and nine months ended December 31, 2003, respectively, originations totaled 9,185 and 27,768 compared to 8,049 and 21,781 originations for the same periods last year; origination volume was $1.0 billion and $2.91 billion compared to $703.9 million and $1.80 billion for the same periods last year and total applications increased 27.4% and 44.1% to 83,518 and 249,817 from 65,534 and 173,315 applications for the same periods last year. For the nine months ended December 31, 2003, originations increased 27.5% while origination volume increased 61.7% due to an increase in average loan size. The smaller increase in the number of originations relative to the larger increase in total applications is reflective of Home Equity’s continued adherence to its credit underwriting guidelines. Average interest earning assets increased 44.7%, from $3.71 billion in the nine months ended December 31, 2002 to $5.37 billion in the nine months ended December 31, 2003, and the corresponding average interest bearing liabilities increased 45.1%, from $3.86 billion in the nine months ended December 31, 2002 to $5.60 billion in the nine months ended December 31, 2003, primarily due to an increase in the volume of loan originations and an increase in average loan size. The average yield earned on these assets decreased from 8.85% in the nine months ended December 31, 2002 to 8.18% in the nine months ended December 31, 2003, and the average rate paid on these liabilities decreased from 4.52% in the nine months ended December 31, 2002 to 3.56% in the nine months ended December 31, 2003, primarily due to lower interest rates in fiscal 2004 compared to fiscal 2003. The fact that the average rate paid on interest bearing liabilities decreased significantly more than the yield earned on interest earning assets decreased and the increase in originations noted above led to a 56.0% increase in net interest margin from $115.3 million in the nine months ended December 31, 2002 to $179.9 million in the nine months ended December 31, 2003.

     At December 31, 2003, Home Equity’s total servicing portfolio consisted of 84,608 loans totaling $6.75 billion compared to 70,850 loans totaling $5.07 billion at December 31, 2002. For the three and nine months ended December 31, 2003, service fee income related to this servicing was $17.8 million and $49.6 million compared to $13.2 million and $37.6 million, respectively, for the same periods last year.

     The primary risks in Home Equity’s operations are consistent with those of the financial services industry and include credit risk associated with its loans, liquidity risk related to funding its loans and interest rate risk prior to securitization of the loans. In addition, as Home Equity services its loans, it is also subject to customer prepayment risks.

Allowance for Losses

     Home Equity originates and purchases loans in accordance with standard underwriting criteria. The underwriting standards are primarily intended to assess the creditworthiness of the borrower and the value of the mortgaged property and to evaluate the adequacy of the property as collateral for the home equity loan.

     Home Equity establishes an allowance for losses by charging the provision for losses in the statement of consolidated earnings when it believes a loss has occurred. When Home Equity determines that a residential mortgage loan held for investment is partially or fully uncollectible, the estimated loss is charged against the allowance for losses. Recoveries on losses previously charged to the allowance are credited to the allowance at the time the recovery is collected.

      We believe that the allowance for losses is sufficient to provide for credit losses in the existing residential mortgage loans held for investment, which include real estate owned. We evaluate the allowance on an aggregate basis considering, among other things, the relationship of the allowance to residential mortgage loans held for investment and historical credit losses. The allowance reflects our judgment of the present loss exposure at the end of the reporting period. A range of expected credit losses is estimated using historical losses, static pool loss curves and delinquency modeling. These tools take into consideration historical information regarding delinquency and loss severity experience and apply that information to the portfolio at each reporting date.

     Although we consider the allowance for losses on residential mortgage loans held for investment reflected in our consolidated balance sheet to be adequate, there can be no assurance that this allowance will prove to be sufficient over time to cover ultimate losses. This allowance may prove to be insufficient due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries.

     Changes in the allowance for losses on residential mortgage loans held for investment were as follows (dollars in thousands):

	December 31, 2003	March 31, 2003

Balance at Beginning of Period	$28,384	$14,106
Provision for Losses	56,643	34,859
Recoveries on Loans Charged Off	131	160
Losses Sustained	(36,701)	(20,741)

Balance at End of Period	$48,457	$28,384

	December 31, 2003	March 31, 2003

Allowance as a Percentage of Gross Loans Held for Investment	0.79%	0.61%
Allowance as a Percentage of 90+ Days Contractual Delinquency	29.41%	23.17%
90+ Days Contractual Delinquency
Total Dollars Delinquent	$164,761	$122,479
% Delinquent	2.69%	2.62%

     The increase in the allowance for losses in the current quarter occurred primarily because the amount of the residential mortgage loans held for investment increased and the residential mortgage loan portfolio continued to mature. As the age and size of the residential mortgage loan portfolio continues to mature and grow, we expect the balance in the allowance for losses, the loans charged off and the allowance to continue to increase. The increase in 90+ days contractual delinquency at December 31, 2003 occurred primarily because the residential mortgage loan portfolio continued to mature.

CONSTRUCTION PRODUCTS

     For management reporting purposes, Construction Products proportionately consolidates its 50% share of its cement joint ventures’ revenues and operating earnings, which is consistent with the way management receives information from this segment for making operating decisions and assessing performance. As explained in Note (S) “Subsequent Events” on January 30, 2004, the Company spun-off its equity interest in Construction Products to the Company’s stockholders in a tax-free transaction.

     The following summarizes Construction Products’ results for the three and nine months ended December 31, 2003 compared to the same periods last year on a proportional consolidation basis (dollars in millions):

	For the Three Months Ended December 31,

	2003		2002

Revenues	$141.1		$119.1
Cost of Sales and Expenses	(110.8)		(91.9)
Selling, General and Administrative Expenses	(2.1	)+	(1.4)

Operating Earnings *	$28.2		$25.8

*	Before Minority Interest of $9.9 million and $8.1 million for the three months ended December 31, 2003 and 2002, respectively.

+	Includes corporate general and administrative expenses only.

	For the Nine Months Ended December 31,

	2003		2002

Revenues	$440.0		$383.9
Cost of Sales and Expenses	(353.3)		(299.5)
Selling, General and Administrative Expenses	(6.0	)+	(4.2)

Operating Earnings *	$80.7		$80.2

*	Before Minority Interest of $27.4 million and $25.4 million for the three months ended December 31, 2003 and 2002, respectively.

+	Includes corporate general and administrative expenses only.

     Construction Products’ revenues for the three and nine months ended December 31, 2003 increased 18.5% and 14.6% versus the same periods last year. These increases were primarily the result of increased sales in all lines of business for both the three and nine months ended December 31, 2003, particularly gypsum wallboard.

     Construction Products’ cost of sales for the three and nine months ended December 31, 2003 increased 20.6% and 18.0%, respectively, over the same periods last year, primarily due to increased sales volume in all lines of business, higher maintenance costs for cement manufacturing facilities and higher energy costs for gypsum wallboard and paperboard. Construction Products’ selling, general and administrative expenses as a percentage of revenues for the three and nine months ended December 31, 2003 remained relatively consistent with prior year.

     For the three months ended December 31, 2003, Construction Products’ operating earnings, net of minority interest, increased 9.3% due to increased paperboard and aggregates operating earnings offset in part by lower operating earnings of cement and gypsum wallboard.

CONSTRUCTION SERVICES

     The following summarizes Construction Services’ results for the three and nine months ended December 31, 2003 compared to the same periods last year (dollars in millions):

	For the Three Months Ended
	December 31,

	2003	2002

Revenues	$404.2	$411.1

Operating Earnings	$3.6	$9.4

New Contracts Executed and Change Orders	$561	$125

Backlog of Uncompleted Contracts	$1,764	$1,571

	For the Nine Months Ended
	December 31,

	2003	2002

Revenues	$1,166.6	$1,163.6

Operating Earnings	$12.7	$26.6

New Contracts Executed and Change Orders	$1,411	$554

Backlog of Uncompleted Contracts	$1,764	$1,571

     Construction Services’ revenues for the three and nine months ended December 31, 2003 were 1.7% lower and 0.3% higher, respectively, than revenues for the same periods last year. The variance in revenues was primarily the result of the stage of execution of construction projects. Operating earnings for the group decreased 61.7% and 52.3% in the three and nine months ended December 31, 2003, respectively, compared to the same periods last year primarily as a result of the prior year including certain high margin contracts. For the three and nine months ended December 31, 2003, new contracts executed and change orders increased 348.8% and 154.7% from the same periods last year, and backlog of uncompleted contracts increased 12.3% from December 31, 2002. The increase in backlog is primarily due to strategic focus on core geographical and vertical markets. Construction Services defines backlog as the uncompleted portion of all signed contracts. In addition to backlog, Construction Services has been awarded work that is pending execution of a signed contract. At December 31, 2003 and 2002, such work, which is not included in backlog, was approximately $1.6 billion and $2.4 billion, respectively. There is no guarantee that these unsigned contracts will result in future revenues.

     The Construction Services segment provided a positive average net cash flow in excess of our investment in the segment of $115.8 million and $112.5 million for the three and nine months ended December 31, 2003 compared to $125.6 million and $119.3 million for the same periods last year.

INVESTMENT REAL ESTATE

     The following summarizes Investment Real Estate’s results for the three and nine months ended December 31, 2003 compared to the same periods last year (dollars in millions):

	For the Three Months Ended
	December 31,

	2003	2002

Revenues	$2.2	$11.5

Earnings from Unconsolidated Entities and Other	$10.9	$14.3

Operating Earnings	$14.8	$20.1

	For the Nine Months Ended
	December 31,

	2003	2002

Revenues	$27.6	$21.1

Earnings from Unconsolidated Entities and Other	$28.6	$18.0

Operating Earnings	$51.9	$29.4

     Investment Real Estate’s revenues for the three months ended December 31, 2003 were $9.3 million lower than the same period in the prior year. Revenues for the nine months ended December 31, 2003 were $6.5 million higher than the same period last year. Operating earnings from Investment Real Estate for the three and nine months ended December 31, 2003 totaled $14.8 million and $51.9 million, respectively, compared to $20.1 million and $29.4 million in the same periods last year. The fluctuations in revenues and operating earnings were primarily related to the timing of property sales and, as discussed below, fluctuations in results from Investment Real Estate’s investment in Centex Development Company, L.P., or the Partnership.

     Property sales contributed operating earnings of $2.7 million and $25.3 million for the three and nine months ended December 31, 2003, respectively and $5.5 million and $7.3 million, respectively for the same periods last year. The timing of land sales is uncertain and can vary significantly from period to period.

     Included in Investment Real Estate’s operating earnings for the three and nine months ended December 31, 2003 were earnings of $11.0 million and $30.6 million, respectively, derived from its investment in the Partnership compared to earnings of $14.3 million and $18.0 million for the same periods last year. As noted in Note (H), “Centex Development Company, L.P.,” of the Notes to Consolidated Financial Statements of Centex, the investment in the Partnership is not consolidated and is accounted for on the equity method of accounting.

     The largest component of the Partnership is its International Home Building segment, based near London, England. Included in Investment Real Estate’s operating earnings were earnings of $10.4 million and $5.6 million for the three months ended December 31, 2003 and 2002, respectively, and earnings of $21.6 million and $9.4 million for the nine months ended December 31, 2003 and 2002, respectively, derived from International Home Building. The increase in earnings from last year was primarily due to an increase in the number of units closed, an improvement in International Home Building’s operating margins attributable in large part to an increase in the average sales price per unit. For the three months ended December 31, 2003 and 2002, this segment closed 422 units at an average sales price per unit of $272,173 and 324 units at an average sales price per unit of $239,148, respectively. For the nine months ended December 31, 2003 and 2002, this segment closed 1,114 units at an average sales price per unit of $268,039 and 976 units at an average sales price per unit of $234,673, respectively. Operating earnings per unit were $25,912 and $19,099 for the three months ended December 31, 2003 and 2002, respectively. Operating earnings per unit were $20,832 and $11,442 for the nine months ended December 31, 2003 and 2002, respectively.

     It is not currently anticipated that any significant capital will be allocated to Investment Real Estate for new business development. Through its investment in the Partnership, Investment Real Estate will focus on the International Home Building operations and evaluate opportunistic real estate transactions. Further discussion regarding Investment Real Estate’s investment in the Partnership can be found under Note (H), “Centex Development Company, L.P.”

     On November 18, 2003, Centex announced that merger agreements were entered into by and among the Partnership, Holding and Centex, which will end the tandem trading relationship between Centex common stock and the common stock of Holding, as well as the stockholder warrants of the Partnership. The mergers will result in the consolidation of Holding and the Partnership as indirect, wholly-owned subsidiaries of Centex. The transaction is subject to the approval by Centex stockholders of the termination of the nominee agreement, and subject to the approval of the stockholders of Holding. Pursuant to the transaction, the Holding common stock and the stockholder warrants would be converted into cash. A joint special meeting of the stockholders of Centex and Holding is scheduled for February 25, 2004 to vote on these matters. The Company anticipates this transaction will be completed prior to March 31, 2004. If such transaction is not completed prior to March 31, 2004, the Company will consolidate the Partnership and Holding as of March 31, 2004, pursuant to the provisions of FIN 46.

OTHER

     Our Other segment includes Corporate general and administrative expenses, interest expense and minority interest. Also included in our Other segment are the Company’s home services operations, which are not material for purposes of segment reporting. In June 2003, the Company spun off substantially all of its manufactured housing operations which had previously been included in the Other segment. As a result of the spin-off, manufactured housing operations are reflected as a discontinued operation and not included in the segment information below. Earnings (loss) related to the manufactured housing operations have been reclassified to discontinued operations.

     Other consisted of the following (dollars in millions):

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,

	2003	2002	2003	2002

Operating Loss from Home Services	$(0.1)	$—	$(2.4)	$(2.5)
Corporate General and Administrative Expenses	(30.3)	(13.8)	(72.0)	(40.8)
Interest Expense	(4.1)	(21.0)	(38.5)	(52.8)
Minority Interest	(9.9)	(8.1)	(27.4)	(25.4)
Other	—	(0.1)	(0.2)	(1.1)

	$(44.4)	$(43.0)	$(140.5)	$(122.6)

     Corporate general and administrative expenses represent corporate employee compensation and other corporate costs such as investor communications, insurance, rent and professional services. The increase in corporate general and administrative expenses is primarily related to compensation increases reflective of additional personnel to support the growth in the Company's operations and higher performance-related compensation levels due to increases in the Company's earnings and returns. In addition, in the third quarter of fiscal 2004, the Company recorded an incremental $8.0 million related to the acceleration of certain executive compensation costs for the March 31, 2004 retirement of an executive officer.

     Total interest costs, excluding interest to Financial Services, expensed and relieved to Home Building's costs and expenses for the three and nine months ended December 31, 2003, were $32.6 million and $94.9 million as compared to $33.5 million and $84.2 million, respectively for the same periods in the prior year. The change in interest expense is primarily related to an increase in average debt outstanding for the nine months ended December 31, 2003, as compared to the same periods last year. This increase is offset by slightly lower borrowing costs during the nine months ended December 31, 2003, as compared to the same periods last year.

FINANCIAL CONDITION AND LIQUIDITY

     At December 31, 2003, we had cash and cash equivalents of $81.6 million, including $12.3 million in Financial Services and $29.4 million belonging to our 63.7%-owned Construction Products subsidiary. The net cash used in or provided by the operating, investing and financing activities for the three and nine months ended December 31, 2003 and 2002 is summarized below (dollars in thousands). See “Statements of Consolidated Cash Flows with Consolidating Details” on pages 5-6 of this Report for the detail supporting this summary. Note that we use the term Centex to represent a supplemental consolidating presentation that reflects the Financial Services segment as if accounted for under the equity method.

	For the Nine Months Ended
	December 31,

	2003	2002

Net Cash (Used in) Provided by
Centex*
Operating Activities	$(647,057)	$(489,923)
Investing Activities	11,908	176,932
Financing Activities	249,752	160,257

	(385,397)	(152,734)

Financial Services
Operating Activities	1,211,559	(11,082)
Investing Activities	(1,487,219)	(976,602)
Financing Activities	272,858	977,072

	(2,802)	(10,612)

Centex Corporation and Subsidiaries
Operating Activities	501,943	(357,121)
Investing Activities	(1,477,752)	(980,758)
Financing Activities	587,610	1,174,533

Net Decrease in Cash	$(388,199)	$(163,346)

*	“Centex” represents a supplemental presentation that reflects the Financial Services segment as if accounted for under the equity method. We believe that separate disclosure of the consolidating information is useful because the Financial Services subsidiaries operate in a distinctly different financial environment that generally requires significantly less equity to support their higher debt levels compared to the operations of our other subsidiaries; the Financial Services subsidiaries have structured their financing programs substantially on a stand alone basis; and we have limited obligations with respect to the indebtedness of our Financial Services subsidiaries. Management uses this information in its financial and strategic planning. We also use this presentation to allow investors to compare us to homebuilders that do not have financial services operations.

     We generally fund our Centex operating and other short-term needs through cash from operations, borrowings from commercial paper and other short-term credit arrangements and the issuance of senior notes. During the nine months ended December 31, 2003, cash was primarily used in Centex Operating Activities to finance increases in housing inventories relating to the increased level of sales and resulting units under construction during the year and for the acquisition of land held for development. The Company expects Centex Operating Activities will continue to use cash as its Home Building operations continue to grow. The funds provided by Centex Financing Activities were primarily from new debt used to fund the increased homebuilding activity.

     We generally fund our Financial Services operating and other short-term needs through credit facilities, securitizations, proceeds from the sale of mortgage loans to investors and cash flows from operations, as described below. During the nine months ended December 31, 2003, Financial Services Operating Activities primarily relate to net cash provided from the sale of mortgage loans, including mortgage loans sold by HSF-I. During the nine months ended December 31, 2003, cash was primarily used in Financial Services Investing Activities to finance increases in residential mortgage loans held for investment. The funds provided by Financial Services Financing Activities were primarily from new debt used to fund the increased residential mortgage loan activity.

     Centex Corporation currently has an investment-grade credit rating from each of the principal credit rating agencies. Our ability to finance our activities on favorable terms is dependent to a significant extent on whether we are able to maintain our investment-grade credit ratings. We attempt to manage our debt levels in order to maintain investment-grade ratings. If, however, our debt ratings were downgraded, we would not have direct access to the commercial paper markets and might need to draw on our existing committed backup facility, which exceeds our commercial paper program size.

     Our existing credit facilities and available borrowing capacity as of December 31, 2003 are summarized below (dollars in thousands):

	Existing Credit	Available
	Facilities	Capacity

Centex
Centex Corporation
Multi-Bank Revolving Credit Facility	$800,000	$800,000	(1)
Multi-Bank Revolving Letter of Credit Facility	250,000	92,050	(2)

Construction Products
Senior Revolving Credit Facility	250,000	244,317	(3)

	1,300,000	1,136,367

Financial Services
Unsecured Credit Facility	125,000	63,000	(4)
Secured Credit Facilities	415,000	149,051	(5)
Harwood Street Funding I, LLC Facility	3,000,000	1,742,524
Harwood Street Funding II, LLC Facility	2,500,000	761,011

	6,040,000	2,715,586

	$7,340,000	$3,851,953	(6)

(1)	This is a committed, multi-bank revolving credit facility, maturing in August 2006, which serves as backup for commercial paper borrowings. As of December 31, 2003, there were no borrowings under this backup facility, and our $700 million commercial paper program had $100 million outstanding. We have not borrowed under this facility since its inception.

(2)	This is a committed, multi-bank revolving letter of credit facility, maturing in August 2004. Letters of credit issued under this facility may expire no later than August 2005.

(3)	This is a committed, senior revolving credit facility, entered into by Construction Products in December 2003 and maturing in December 2006. This facility has no recourse to Centex Corporation.

(4)	Centex Corporation, CTX Mortgage Company, LLC and its related companies and Home Equity, on a joint and several basis, share in a $125 million uncommitted, unsecured credit facility.

(5)	CTX Mortgage Company, LLC and its related companies and Home Equity share in a $250 million committed secured credit facility to finance mortgage inventory. CTX Mortgage Company, LLC and its related companies also maintain $155 million of committed secured mortgage warehouse facilities to finance mortgages. Home Equity also maintains a $10 million committed secured mortgage warehouse facility to finance mortgages.

(6)	The amount of available borrowing capacity consists of $3.789 billion of committed borrowings and $63.0 million of uncommitted borrowings as of December 31, 2003. Although we believe that the uncommitted capacity is currently available, there can be no assurance that the lender under this facility would elect to make advances to Centex Corporation or its subsidiaries if and when requested to do so.

     CTX Mortgage Company, LLC finances its inventory of mortgage loans held for sale principally through sales of conforming and Jumbo “A” loans to HSF-I, pursuant to a mortgage loan purchase agreement (the “HSF-I Purchase Agreement”). Since 1999, CTX Mortgage Company, LLC has sold substantially all of the conforming and Jumbo “A” mortgage loans that it originates to HSF-I in accordance with the HSF-I Purchase Agreement. When HSF-I acquires these loans, it typically holds them for a period averaging between 45 and 60 days and then resells them into the secondary market. HSF-I obtains the funds needed to purchase eligible mortgage loans from CTX Mortgage Company, LLC by issuing (1) short-term secured liquidity notes that are currently rated A1+ by S&P and P-1 by Moody’s, (2) medium-term debt that is currently rated A1+ by S&P and P-1 by Moody’s and (3) subordinated certificates maturing in September 2004, November 2005 and June 2006, extendable for up to five years, that are currently rated BBB by S&P and Baa2 by Moody’s. Under the terms of the HSF-I Purchase Agreement, CTX Mortgage Company, LLC may elect to sell to HSF-I, and HSF-I is obligated to purchase from CTX Mortgage Company, LLC, mortgage loans that satisfy certain eligibility criteria and portfolio requirements. At December 31, 2003, the maximum amount of mortgage loans that HSF-I is allowed to carry in its inventory under the HSF-I Purchase Agreement is limited to $3.0 billion. This arrangement provides CTX Mortgage Company, LLC with reduced financing cost for eligible mortgage loans it originates and improves its liquidity. The Company does not guarantee the payment of any debt or subordinated certificates of HSF-I, we are not liable for credit losses relating to securitized residential mortgage loans sold to HSF-I, and HSF-I debt does not have recourse to us. The consolidation of this debt does not change our credit profile or debt ratings.

     Home Equity finances its inventory of mortgage loans through HSF-II, a wholly-owned, consolidated entity, under a revolving sales agreement that expires upon final payment of the senior and subordinated debt issued by HSF-II. This arrangement, where HSF-II has committed to finance all eligible loans, gives Home Equity daily access to HSF-II borrowing capacity of $2.5 billion. HSF-II obtains funds through the sale of subordinated notes that are currently rated BBB by S&P, Baa2 by Moody’s, and BBB by Fitch, and short-term secured liquidity notes that are currently rated A1+ by S&P, P1 by Moody’s and F1+ by Fitch. Because HSF-II is a consolidated entity, the debt, interest income and interest expense of HSF-II are reflected in the financial statements of Financial Services. HSF-II’s debt does not have recourse to the Company and the consolidation of this debt does not change the Company’s credit profile or debt ratings.

     In the event Financial Services is unable to finance its inventory of loans through HSF-I and HSF-II, it would draw on existing credit facilities currently held in addition to HSF-I and HSF-II. In addition, Financial Services would need to make other customary financing arrangements to fund its mortgage loan origination activities. Although we believe that Financial Services could arrange for alternative financing that is common for non-investment grade mortgage companies, there can be no assurance that such financing would be available on satisfactory terms, and any delay in obtaining such financing could adversely affect the results of operations of Financial Services.

     Under our debt covenants, we are required to maintain certain leverage and interest coverage ratios and a minimum tangible net worth. At December 31, 2003, Centex Corporation was in compliance with all of these covenants.

     As of December 31, 2003, our short-term debt was $3.2 billion, which was primarily applicable to Financial Services. Excluding Financial Services and Construction Products, our short-term borrowings are generally financed at prevailing market interest rates from our commercial paper program and from an uncommitted bank facility.

     Our outstanding debt (in thousands) as of December 31, 2003 was as follows (due dates are presented in fiscal years) (1):

Centex
Short-Term Notes Payable	$110,006
Senior Debt:
Medium-Term Note Programs, weighted-average rate 4.69%, due through 2007	258,000
Long-Term Notes, weighted-average rate 6.73%, due through 2014	1,808,278
Other Indebtedness, weighted-average rate 3.38%, due through 2009	31,517
Subordinated Debt:
Subordinated Debentures, 7.38%, due in 2006	99,931
Subordinated Debentures, 8.75%, due in 2007	99,745

2,407,477

Financial Services
Short-Term Debt:
Short-Term Notes Payable	577,654
Harwood Street Funding I and II, LLC Secured Liquidity Notes	2,514,307
Home Equity Loan Asset-Backed Certificates, weighted-average rate 3.68%, due through 2034	4,471,464
Harwood Street Funding I, LLC Variable Rate Subordinated Extendable Certificates, weighted-average rate 3.08%, due through 2007	139,000
Harwood Street Funding II, LLC Variable Rate Subordinated Notes, weighted-average rate 3.27%, due through 2009	93,750

7,796,175

Total	$10,203,652

(1)	Certain of the borrowings described in the table above vary on a seasonal basis and depend on the working capital needs of our operations.

     Maturities of long-term debt of Centex and Financial Services (in thousands) during the next five years ending March 31 are:

	Long-term Debt

	Financial
	Centex	Services	Total

2004	$1,085	$370,073	$371,158
2005	32,743	1,300,898	1,333,641
2006	341,308	1,016,735	1,358,043
2007	290,465	1,026,413	1,316,878
2008	358,591	571,525	930,116
Thereafter	1,273,279	418,570	1,691,849

	$2,297,471	$4,704,214	$7,001,685

     Financial Services long-term debt associated with Home Equity includes Asset-Backed Certificates of $4.5 billion at December 31, 2003. These Asset-Backed Certificates relate to securitized residential mortgage loans structured as collateralized borrowings and have no recourse to Centex Home Equity Company, LLC or Centex Corporation; however, Centex Home Equity Company, LLC remains liable for customary loan representations. The principal and interest on these certificates are paid from the liquidation of the underlying residential mortgage loans, which serve as collateral for the debt. Accordingly, the timing of the principal payments on these certificates is dependent upon the payment received on the underlying residential mortgage loans. The expected maturities of this component of long-term debt are based on contractual maturities adjusted for projected prepayments.

     In order to ensure the future availability of land for homebuilding, the Company enters into lot option purchase agreements. At December 31, 2003, the Company had deposited or invested with third parties $75.2 million related to lot option agreements. The lot option agreements related to these deposits had a total remaining purchase price of approximately $2.7 billion.

CERTAIN OFF-BALANCE SHEET AND OTHER OBLIGATIONS

     The following is a summary of certain off-balance sheet arrangements and other obligations and their possible effects on our liquidity and capital resources.

3333 Holding Corporation, 3333 Development Corporation and Centex Development Company, L.P.

     3333 Holding Corporation, 3333 Development Corporation and the Partnership are entities that are neither affiliates of nor consolidated with Centex Corporation and subsidiaries at December 31, 2003. These entities were established in 1987 to broaden the range of business activities that may be conducted for the benefit of our stockholders to include general real estate development. We determined that this expansion would improve stockholder value through longer-term real estate investments, real estate developments and the benefits of the partnership form of business. The Partnership is managed by its general partner, 3333 Development Corporation, a wholly-owned subsidiary of 3333 Holding Corporation. We are not liable for the obligations of 3333 Holding Corporation, 3333 Development Corporation or the Partnership. However, as of December 31, 2003, we guaranteed approximately $1.1 million of indebtedness of the Partnership. In addition, we enter into certain land purchase and other transactions with the Partnership. For additional information regarding these entities, see the financial statements of the Partnership, filed with this Report. In addition, for information regarding these entities and Centex Corporation and subsidiaries, on an aggregate basis, see Note (H), “Centex Development Company, L.P.,” of the Notes to Consolidated Financial Statements of Centex Corporation.

     On November 18, 2003, Centex announced that merger agreements were entered into by and among the Partnership, Holding and Centex, which will end the tandem trading relationship between Centex common stock and the common stock of Holding, as well as the stockholder warrants of the Partnership. The mergers will result in the consolidation of Holding and the Partnership as indirect, wholly-owned subsidiaries of Centex. The transaction is subject to the approval by Centex stockholders of the termination of the nominee agreement, and subject to the approval of the stockholders of Holding. Pursuant to the transaction, the Holding common stock and the stockholder warrants would be converted into cash. A joint special meeting of the stockholders of Centex and Holding is scheduled for February 25, 2004 to vote on these matters. The Company anticipates this transaction will be completed prior to March 31, 2004. If such transaction is not completed prior to March 31, 2004, the Company will consolidate the Partnership and Holding as of March 31, 2004, pursuant to the provisions of FIN 46.

Joint Ventures

     We conduct a portion of our land acquisition, development and other activities through our participation in joint ventures in which we hold less than a majority interest. These joint ventures typically involve projects that are large in size, and partnering with other developers allows Centex Homes to share the risks and rewards of ownership while providing for efficient asset utilization. Our investment in these non-consolidated joint ventures, accounted for using the equity method, was $166.2 million and $102.3 million at December 31, 2003 and March 31, 2003, respectively. These joint ventures had total outstanding secured construction debt of approximately $246.2 million and $232.5 million at December 31, 2003 and March 31, 2003, respectively. Our maximum potential liability with respect to this debt, based on our ownership percentage of the related joint ventures, is approximately $62.2 million and $56.4 million at December 31, 2003 and March 31, 2003, respectively. Under the structure of this debt, we become liable up to these amounts only to the extent that the construction debt exceeds a certain percentage of the value of the project. At December 31, 2003 and March 31, 2003, we were not liable for any of this debt. For a discussion of the impact of FIN 46 on our accounting for transactions with non-consolidated joint ventures, see “Recent Accounting Pronouncements” below.

Letters of Credit and Guarantees

     At December 31, 2003, we had outstanding letters of credit of $163.6 million that primarily relate to development obligations of Home Building. We expect that the obligations secured by these letters of credit will generally be performed by our subsidiaries in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the underlying commercial obligations are performed by our subsidiaries, the related letters of credit will be released and we will not have any continuing obligations. We have no material third-party guarantees.

CRITICAL ACCOUNTING POLICIES

     Some of our critical accounting policies require the use of judgment in their application or require estimates of inherently uncertain matters. Our accounting policies are in compliance with generally accepted accounting principles; however, a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact.

Listed below are those policies that we believe are critical and require the use of complex judgment in their application.

Impairment of Long-Lived Assets

     Housing projects and land held for development and sale are stated at the lower of cost (including direct construction costs, capitalized interest and real estate taxes) or fair value less cost to sell. Property and equipment is carried at cost less accumulated depreciation. We assess these assets for recoverability in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses and other factors. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Goodwill

     Goodwill represents the excess of purchase price over net assets of businesses acquired. We adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142, effective April 1, 2001. Upon the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, at the reporting unit level, by applying a fair value-based test. If the carrying amount exceeds the fair value, an impairment has occurred. We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. Fair value is estimated using a discounted cash flow or market valuation approach. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. If the goodwill is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the fair value of the future cash flows. We had no impairment of goodwill in the nine months ended December 31, 2003.

Consolidation of Variable Interest Entities

     In January 2003, the FASB issued FIN 46, which modifies the accounting for certain entities in which (1) equity investors do not have a controlling financial interest and/or (2) the entity is unable to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created, or in which an enterprise obtains an interest, after January 31, 2003. For certain variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies to interim or annual periods ending after March 15, 2004. FIN 46 requires significant use of judgment and estimates in determining its application.

Valuation of Residential Mortgage Loans Held for Investment

     Home Equity originates and purchases loans in accordance with standard underwriting criteria. The underwriting standards are primarily intended to assess the creditworthiness of the mortgagee and the value of the mortgaged property and to evaluate the adequacy of the property as collateral for the home equity loan.

     Home Equity establishes an allowance for losses by charging the provision for losses in the statement of consolidated earnings when it believes a loss has occurred. When Home Equity determines that a residential mortgage loan held for investment is partially or fully uncollectible, the estimated loss is charged against the allowance for losses. Recoveries on losses previously charged to the allowance are credited to the allowance at the time the recovery is collected.

     We believe that the allowance for losses is sufficient to provide for credit losses in the existing residential mortgage loans held for investment, which include real estate owned. We evaluate the allowance on an aggregate basis considering, among other things, the relationship of the allowance to residential mortgage loans held for investment and historical credit losses. The allowance reflects our judgment of the present loss exposure at the end of the reporting period. A range of expected credit losses is estimated using historical losses, static pool loss curves and delinquency modeling. These tools take into consideration historical information regarding delinquency and loss severity experience and apply that information to the portfolio at each reporting date.

     Although we consider the allowance for losses on residential mortgage loans held for investment reflected in our consolidated balance sheet to be adequate, there can be no assurance that this allowance will prove to be sufficient over time to cover ultimate losses. This allowance may prove to be insufficient due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries.

Mortgage Securitization Residual Interest

     Home Equity uses mortgage securitizations to finance its mortgage loan portfolio. For securitizations prior to April 2000, which Home Equity accounted for as sales, Home Equity retained a mortgage securitization residual interest, or MSRI. The MSRI represents the present value of Home Equity’s right to receive, over the life of the securitization, the excess of the weighted-average coupon on the loans securitized over the interest rates on the securities sold, a normal servicing fee, a trustee fee and an insurance fee, where applicable, net of the credit losses relating to the loans securitized. Home Equity estimates the fair value of MSRI through the application of discounted cash flow analysis. Such analysis requires the use of various assumptions, the most significant of which are anticipated prepayments (principal reductions in excess of contractually scheduled reductions), estimated future credit losses and the discount rate applied to future cash flows.

Loan Origination Reserve

     CTX Mortgage Company, LLC has established a liability for anticipated losses associated with loans originated. This liability includes losses associated with certain borrower payment defaults, credit quality issues or misrepresentation. CTX Mortgage Company, LLC estimates the losses that may be incurred for certain loan originations based on, among other factors, historical loss rates and current trends in loan originations. This liability reflects management’s judgment of the loss exposure at the end of the reporting period.

     Although we consider the loan origination reserve reflected in our consolidated balance sheet at December 31, 2003 to be adequate, there can be no assurance that this reserve will prove to be sufficient over time to cover ultimate losses in connection with our loan originations. This reserve may prove to be insufficient due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers.

Insurance Accruals

     We have certain deductible limits under our workers’ compensation, automobile and general liability insurance policies for which reserves are actuarially determined based on claims filed and an estimate of claims incurred but not yet reported. Projection of losses concerning these liabilities is subject to a high degree of variability due to factors such as claim settlement patterns, litigation trends and legal interpretations, among others.

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued FIN 46, which modified the accounting for certain entities in which (1) equity investors do not have a controlling financial interest and/or (2) the entity is unable to finance its activities without additional subordinated financial support from other parties. Certain disclosure requirements of FIN 46 are effective for financial statements of interim or annual periods issued after January 31, 2003. FIN 46 applies immediately to variable interest entities created, or in which an enterprise obtains an interest, after January 31, 2003. For certain variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies to interim or annual periods ending after March 15, 2004. At December 31, 2003, we have interests in the Partnership, HSF-I, certain joint ventures and land under option agreements that are or may be affected by this interpretation. Variable interest entities owned or acquired before February 1, 2003 are: the Partnership, HSF-I, certain land option agreements and joint ventures. The Company has completed its analysis of the effects of FIN 46 on HSF-I, as explained in Note (G), “Indebtedness.” The Company continues to evaluate the impacts of FIN 46 on land option agreements and joint ventures entered into prior to February 1, 2003. The nature of these entities’ operations, our potential maximum exposure related to these entities and the applicability of FIN 46 to these entities are discussed as follows:

The Partnership	Financial statements filed with this Report Note (H), “Centex Development Company, L.P.”
HSF-I	Note (G), “Indebtedness”
Land Option Agreements	Note (J), “Land Held Under Option Agreements not Owned and Other Land Deposits”
Joint Ventures	Note (I), “Commitments and Contingencies”

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” or SFAS No. 149. The statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS No. 133, by requiring that contracts with comparable characteristics be accounted for similarly, resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. A portion of this statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The remainder of this statement codifies previously issued SFAS No. 133 implementation guidance, which retains its original effective dates. The implementation of SFAS No. 149 did not have a material impact on the Company’s results of operations or financial position.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS No. 150”). The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). Certain provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003. In October 2003, FASB deferred indefinitely certain provisions of this Statement pertaining to non-controlling interests in limited life entities. The implementation of the provisions of SFAS No. 150 which are effective did not have an impact on the Company’s results of operations or financial position.

     The SEC is currently considering issuance of a Staff Accounting Bulletin (“SAB”) that would modify the Company’s accounting for interest rate lock commitments (“IRLCs”). In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” CTX Mortgage Company, LLC currently marks its IRLCs to market with the resulting gains and losses recognized in income. The proposed SAB may require that IRLCs be recognized as liabilities, with offsetting entries to expense accounts, through loan settlement. It is anticipated the SAB will apply to all IRLCs originated in the first reporting period beginning after March 15, 2004. This proposed SAB would not have a material effect on the Company’s financial position or results of operations. The proposed SAB would not have any impact on the Company’s cash flow, but it could impact the timing of revenue recognition for the Financial Services segment. The Company will continue to monitor this issue for additional developments and potential impact on the Company’s financial statements.

FORWARD-LOOKING STATEMENTS

     Various sections of this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when we are discussing our beliefs, estimates or expectations. These statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results and outcomes may differ materially from what we express or forecast in these forward-looking statements. In addition to the specific uncertainties discussed elsewhere in this Report, the following risks and uncertainties may affect our actual performance and results of operations:

•	Our Home Building operations are somewhat cyclical and sensitive to changes in economic conditions, including levels of employment, consumer confidence and income, availability of financing, interest rate levels and changes in the economic condition of the local markets in which we operate.

•	Our Home Building operations are also subject to other risks and uncertainties, including seasonal variations, adverse weather conditions, the availability of adequate land in desirable locations, the cost and availability of labor and construction materials, labor disputes, the general demand for housing and new construction and the resale market for existing homes.

•	Our Construction Services operations are also somewhat cyclical and sensitive to changes in economic conditions, including overall capital spending trends in the economy, changes in federal and state appropriations for construction projects and competitive pressures on the availability and pricing of construction projects.

•	Our Construction Services operations are also subject to other risks and uncertainties, including the timing of new awards and the funding of such awards; adverse weather conditions; cancellations of, or changes in the scope to, existing contracts; the cost and availability of labor and construction materials; labor disputes; the ability to meet performance or schedule guarantees and cost overruns.

•	Virtually all of our homebuyers finance their home acquisitions through our Financial Services operations or third party lenders. In general, our Home Building operations can be adversely affected by increases in interest rates.

•	The results of operations of CTX Mortgage Company, LLC and its related companies depend to a significant extent on the level of interest rates. Any significant increases in mortgage rates above currently prevailing levels could adversely affect the volume of loan originations. There can be no assurance that mortgage rates will remain at the current level in the future. Our mortgage loan operations are also dependent upon the securitization market for mortgage-backed securities and the availability of mortgage warehouse financing.

•	Our Home Equity operations involve holding residential mortgage loans for investment and establishing an allowance for credit losses on these loans. Although the amount of this allowance reflects our judgment as to our present loss exposure on these loans, there can be no assurance that it will be sufficient to cover any losses that may ultimately be incurred.

•	Demand for the products that our Construction Products operations produce is directly related to activity in the homebuilding and construction industries and to general economic conditions. Our Construction Products operations are also concentrated in particular regional and local markets that may experience cyclical downturns at different times than the national economy. The price at which we sell our construction products, particularly gypsum wallboard, is highly sensitive to changes in supply and demand for such products, energy costs, raw material prices and competition from other domestic and foreign producers.

•	All of our businesses operate in very competitive environments, which are characterized by competition from a number of other homebuilders, mortgage lenders, construction products producers and contractors in each of the markets in which we operate.

•	We are subject to various federal, state and local statutes, rules and regulations that could affect our businesses, including those concerning zoning, construction, protecting the environment and health. In addition, our businesses could be affected by changes in federal income tax policy, federal mortgage loan financing programs and by other changes in regulation or policy.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to market risks related to fluctuations in interest rates on our direct debt obligations, on mortgage loans receivable, residual interest in mortgage securitizations and securitizations classified as debt. We utilize derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. We utilize forward sale commitments to mitigate the risk associated with the majority of our mortgage loan portfolio. Other than the forward commitments and interest rate swaps discussed earlier, we do not utilize forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments.

     There have been no material changes in our market risk from March 31, 2003. For further information regarding our market risk, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

Item 4. Controls and Procedures

     An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There has been no change in our internal controls over financial reporting subsequent to the date of the foregoing evaluation that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(1)	Exhibits

10.3	Amended and Restated Distribution Agreement, dated as of November 4, 2003, between Centex Corporation and Centex Construction Products, Inc. (incorporated by reference from Amendment No. 3 to Schedule 13D of Centex Corporation filed with the Securities and Exchange Commission on November 5, 2003)

10.4	Amended and Restated Agreement and Plan of Merger, dated as of November 4, 2003, among Centex Corporation, ARG Merger Corporation and Centex Construction Products, Inc. (incorporated by reference from Amendment No. 3 to Schedule 13D of Centex Corporation filed with the Securities and Exchange Commission on November 5, 2003)

31.1	Certification of the Chief Executive Officer of Centex Corporation pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Centex Corporation pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of Centex Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Centex Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(2)	Reports on Form 8-K

Current Report on Form 8-K of Centex Corporation dated October 1, 2003 filing underwriting agreement and indenture relating to Centex Corporation’s public offering of $300,000,000 aggregate principal amount of its Senior Notes due 2013.

Current Report on Form 8-K of Centex Corporation dated October 21, 2003, announcing its operating results for the quarter ended September 30, 2003.

Current Report on Form 8-K of Centex Corporation dated November 5, 2003, announcing its reaffirmation of its earnings guidance for fiscal year 2004.

Current Report on Form 8-K of Centex Corporation, 3333 Holding Corporation and Centex Development Company, L.P. dated November 18, 2003, announcing proposed termination of the tandem trading of the registrants’ securities and proposed transaction by which 3333 Holding Corporation and Centex Development Company, L.P. will become subsidiaries of Centex Corporation.

Current Report on Form 8-K of Centex Corporation dated November 18, 2003, announcing earnings guidance for fiscal year 2005.

Current Report on Form 8-K of Centex Corporation dated December 8, 2003, announcing its request that its common stock be delisted from the London Stock Exchange.

Current Report on Form 8-K of Centex Corporation, 3333 Holding Corporation and Centex Development Company, L.P. dated December 19, 2003, announcing temporary suspension by certain Centex Corporation profit sharing plans of transactions by plan participants in the Centex Corporation common stock fund under the plans.

Current Report on Form 8-K of Centex Corporation, 3333 Holding Corporation and Centex Development Company, L.P. dated December 23, 2003, announcing the amendment of the combined financial statements of 3333 Holding Corporation and Centex Development Company, L.P. included in their Form 10-K for the fiscal year ended March 31, 2003 to reflect subsequent property sales as discontinued operations, in connection with the proposed transactions announced in their Form 8-K dated November 18, 2003.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTEX CORPORATION

Registrant

February 9, 2004	/s/ Leldon E. Echols

Leldon E. Echols
Executive Vice President and
Chief Financial Officer
(principal financial officer)

February 9, 2004	/s/ Mark D. Kemp

Mark D. Kemp
Vice President- Controller
(principal accounting officer)

Part I. Financial Information

Item 1. Financial Statements

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Condensed Combining Statements of Operations
(Dollars in thousands, except per unit/share data)
(unaudited)

	For the Three Months Ended December 31,

	2003			2002

		Centex			Centex
		Development			Development
		Company, L.P.	3333 Holding		Company, L.P.	3333 Holding
		and	Corporation		and	Corporation
	Combined	Subsidiaries	and Subsidiary	Combined	Subsidiaries	and Subsidiary

Revenues	$136,158	$136,145	$38	$103,414	$103,364	$87
Costs and Expenses	126,386	126,010	401	98,130	98,095	72
Earnings from Unconsolidated Entities and Other	622	622	—	25	25	—

Earnings (Loss) from Continuing Operations Before Income Taxes	10,394	10,757	(363)	5,309	5,294	15
Income Taxes	2,711	2,711	—	1,187	1,187	—

Earnings (Loss) from Continuing Operations	7,683	8,046	(363)	4,122	4,107	15
Discontinued Operations:
Earnings (Loss) from Discontinued Operations (Including Gain on Sale of $873 and $9,314 for the Three Months Ended December 31, 2003 and 2002, respectively)	585	585	—	8,994	8,994	—

Net Earnings (Loss)	$8,268	$8,631	$(363)	$13,116	$13,101	$15

Net Earnings Allocable to Limited Partners		$8,631			$13,101

Earnings (Loss) from Continuing Operations Per Unit/Share		$33.06	$(363)		$17.07	$15
Earnings (Loss) from Discontinued Operations Per Unit/Share		2.40	—		37.38	—

Net Earnings (Loss) Per Unit/Share		$35.46	$(363)		$54.45	$15

Weighted-Average Units/Shares Outstanding		243,403	1,000		240,591	1,000

See Notes to Condensed Combining Financial Statements.

Transactions between Centex Development Company, L.P. and Subsidiaries and 3333 Holding Corporation and Subsidiary have been eliminated.

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Condensed Combining Statements of Operations
(Dollars in thousands, except per unit/share data)
(unaudited)

	For the Nine Months Ended December 31,

	2003			2002

		Centex			Centex
		Development			Development
		Company, L.P.	3333 Holding		Company, L.P.	3333 Holding
		and	Corporation		and	Corporation
	Combined	Subsidiaries	and Subsidiary	Combined	Subsidiaries	and Subsidiary

Revenues	$339,662	$339,623	$114	$290,174	$290,024	$262
Costs and Expenses	320,907	320,466	516	282,977	282,886	203
Earnings from Unconsolidated Entities and Other	864	864	—	600	600	—

Earnings (Loss) from Continuing Operations Before Income Taxes	19,619	20,021	(402)	7,797	7,738	59
Income Taxes	5,273	5,273	—	1,496	1,496	—

Earnings (Loss) from Continuing Operations	14,346	14,748	(402)	6,301	6,242	59
Discontinued Operations:
Earnings from Discontinued Operations (Including Gain on Sale of $14,629 and $9,595 for the Nine Months Ended December 31, 2003 and 2002, respectively)	11,025	11,025	—	10,119	10,119	—

Net Earnings (Loss)	$25,371	$25,773	$(402)	$16,420	$16,361	$59

Net Earnings Allocable to Limited Partners		$25,773			$16,361

Earnings (Loss) from Continuing Operations Per Unit/Share		$60.90	$(402)		$25.94	$59
Earnings from Discontinued Operations Per Unit/Share		45.53	—		42.06	—

Net Earnings (Loss) Per Unit/Share		$106.43	$(402)		$68.00	$59

Weighted-Average Units/Shares Outstanding		242,165	1,000		240,591	1,000

See Notes to Condensed Combining Financial Statements.

Transactions between Centex Development Company, L.P. and Subsidiaries and 3333 Holding Corporation and Subsidiary have been eliminated.

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Condensed Combining Balance Sheets
(Dollars in thousands)
(unaudited)

	December 31, 2003			March 31, 2003*

		Centex			Centex
		Development			Development
		Company, L.P.	3333 Holding		Company, L.P.	3333 Holding
		and	Corporation		and	Corporation
	Combined	Subsidiaries	and Subsidiary	Combined	Subsidiaries	and Subsidiary

Assets
Cash and Cash Equivalents	$5,117	$5,105	$12	$5,113	$5,105	$8
Receivables	54,995	59,280	239	30,630	34,658	261
Inventories	531,529	531,529	—	404,599	404,599	—
Investments-
Commercial Properties, net	30,048	30,048	—	29,791	29,791	—
Real Estate Joint Ventures	4,371	4,371	—	3,973	3,973	—
Affiliate	—	—	1,192	—	—	1,191
Assets Held for Sale	35,583	35,583	—	118,299	118,299	—
Property and Equipment, net	2,281	2,281	—	2,308	2,308	—
Other Assets-
Goodwill, net	34,667	34,667	—	30,698	30,698	—
Deferred Charges and Other	26,231	24,460	1,771	15,273	13,502	1,771

	$724,822	$727,324	$3,214	$640,684	$642,933	$3,231

Liabilities, Stockholders’ Equity and Partners’ Capital
Accounts Payable and Accrued Liabilities	$210,523	$210,212	$4,885	$127,021	$126,859	$4,500
Liabilities Related to Assets Held for Sale	33,522	33,522	—	100,071	100,071	—
Notes Payable	132,679	132,679	—	124,744	124,744	—

Total Liabilities	376,724	376,413	4,885	351,836	351,674	4,500

Stockholders’ Equity and Partners’ Capital	348,098	350,911	(1,671)	288,848	291,259	(1,269)

	$724,822	$727,324	$3,214	$640,684	$642,933	$3,231

      * Condensed from audited financial statements.

See Notes to Condensed Combining Financial Statements.

Transactions between Centex Development Company, L.P. and Subsidiaries and 3333 Holding Corporation and Subsidiary have been eliminated.

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Condensed Combining Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	For the Nine Months Ended December 31,

	2003			2002

		Centex			Centex
		Development			Development
		Company, L.P.	3333 Holding		Company, L.P.	3333 Holding
		and	Corporation		and	Corporation
	Combined	Subsidiaries	and Subsidiary	Combined	Subsidiaries	and Subsidiary

Cash Flows — Operating Activities
Net Earnings (Loss)	$25,371	$25,773	$(402)	$16,420	$16,361	$59
Adjustments:
Depreciation	1,623	1,623	—	3,609	3,609	—
Amortization	426	426	—	712	712	—
Deferred Tax Provision	42	42	—	225	225	—
Equity in Earnings from Joint Ventures	(864)	(864)	—	(600)	(600)	—
(Increase) Decrease in Receivables	(34,623)	(34,645)	22	803	917	(114)
Decrease in Notes Receivable	2,854	2,854	—	—	—	—
Increase in Inventories	(52,277)	(52,277)	—	(15,504)	(15,504)	—
Decrease in Commercial Properties	56,472	56,472	—	17,766	17,766	—
Increase in Other Assets	(2,893)	(2,893)	—	(3,283)	(3,283)	—
Increase (Decrease) in Payables and Accruals	69,611	69,227	384	(10,178)	(10,250)	72

	65,742	65,738	4	9,970	9,953	17

Cash Flows — Investing Activities
Decrease in Advances to Joint Ventures and Investment in Affiliate	418	418	—	1,911	1,911	—
Increase in Property and Equipment, net	(59)	(59)	—	(211)	(211)	—

	359	359	—	1,700	1,700	—

Cash Flows — Financing Activities
Decrease in Notes Payable	(65,891)	(65,891)	—	(4,682)	(4,682)	—

	(65,891)	(65,891)	—	(4,682)	(4,682)	—

Effect of Exchange Rate Changes on Cash	(206)	(206)	—	2,324	2,324	—

Net Increase in Cash	4	—	4	9,312	9,295	17
Cash and Cash Equivalents at Beginning of Period	5,113	5,105	8	22,538	22,529	9

Cash and Cash Equivalents at End of Period	$5,117	$5,105	$12	$31,850	$31,824	$26

See Notes to Condensed Combining Financial Statements.

Transactions between Centex Development Company, L.P. and Subsidiaries and 3333 Holding Corporation and Subsidiary have been eliminated.

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Notes to Condensed Combining Financial Statements
December 31, 2003
(Dollars in thousands, except per share data)
(unaudited)

(A) BASIS OF PRESENTATION

     The condensed combining interim financial statements include the accounts of 3333 Holding Corporation (“Holding”) and subsidiary and Centex Development Company, L.P. (the “Partnership”) and subsidiaries (collectively, the “Companies”) after elimination of all significant intercompany balances and transactions. These statements have been prepared, without audit, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

     In the opinion of the Companies, all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the information in the condensed combining financial statements of the Companies have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The Companies suggest that these condensed combining financial statements be read in conjunction with the financial statements and the notes thereto included in the Companies’ latest Annual Report on Form 10-K.

(B) ORGANIZATION

     The Partnership is a master limited partnership formed by Centex Corporation and subsidiaries (“Centex”) in March 1987 to broaden the range of business activities that may be conducted for the benefit of Centex’s stockholders to include general real estate development. Centex believed that this expansion would improve stockholder value through longer-term real estate investments, real estate developments and the benefits of the partnership form of business.

     The Partnership is authorized to issue three classes of limited partnership interest. Centex Corporation indirectly holds 100% of the Partnership’s Class A and Class C limited partnership units (“Class A Units” and “Class C Units,” respectively), which are collectively convertible into 20% of the Partnership’s Class B limited partnership units (“Class B Units”). The Partnership may issue additional Class C Units in connection with the acquisition of real property and other assets. No Class B Units have been issued. However, the stockholders of Centex hold warrants to purchase approximately 80% of the Class B Units. The warrants are held through a nominee arrangement and trade in tandem with the common stock of Centex.

     As holder of the Class A and Class C Units, Centex is entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of its capital contributions to the Partnership, adjusted for cash and other distributions representing return of capital. As of December 31, 2003, these adjusted capital contributions, or Unrecovered Capital, were $243.9 million and preference payments in arrears totaled $58.4 million.

     The Partnership is managed by its general partner, 3333 Development Corporation, a wholly-owned subsidiary of Holding. The common stock of Holding is held by the stockholders of Centex through a nominee arrangement and trades in tandem with the common stock of Centex. The stockholders of Centex elect the four-person board of directors of Holding, three of whom are independent outside directors who are not directors, affiliates or employees of Centex. Thus, through Holding, the stockholders of Centex control the general partner of the Partnership. The general partner, through its independent board and the independent board of Holding, including its non-executive Chairman, oversees the Partnership’s activities, including the acquisition, development, maintenance, operation and sale of properties. Consent of the limited partners for the activities of the Partnership is not required, and the limited partners cannot remove the general partner. As a result, Centex accounts for its limited partnership interest in the Partnership using the equity method of accounting for investments.

     On November 18, 2003 Centex and the Companies announced that merger agreements were entered into by and among the Partnership, Holding and Centex, which will end the tandem trading relationship between Centex common stock and the common stock of Holding, as well as the stockholder warrants of the Partnership. The mergers will result in the consolidation of Holding and the Partnership as indirect, wholly-owned subsidiaries of Centex. The transaction is subject to the approval by Centex stockholders of the termination of the nominee agreement, and subject to the approval of the stockholders of Holding. Pursuant to the transaction, the Holding common stock and the stockholder warrants would be converted into cash. A joint special meeting of the stockholders of Centex and Holding is scheduled for February 25, 2004 to vote on these matters. The Companies anticipate this transaction will be completed prior to March 31, 2004. If such transaction is not completed prior to March 31, 2004, Centex will consolidate the Partnership and Holding as of March 31, 2004, pursuant to the provisions of FIN 46.

     See Note (H) to the consolidated financial statements of Centex included elsewhere in this Report for supplementary condensed combined financial statements for Centex and subsidiaries, Holding and subsidiary, and the Partnership and subsidiaries.

(C) STATEMENTS OF COMBINING CASH FLOWS — SUPPLEMENTAL DISCLOSURES

	For the Three Months
	Ended December 31,

	2003	2002

Cash Paid for Interest	$2,988	$4,550

Net Cash Paid for Taxes	$1,960	$697

Class C Units Issued for Land	$—	$—

	For the Nine Months
	Ended December 31,

	2003	2002

Cash Paid for Interest	$10,081	$13,673

Net Cash Paid for Taxes	$2,440	$728

Class C Units Issued for Land	$2,812	$—

	For the Three Months
	Ended December 31,

	2003	2002

Total Interest Incurred	$2,699	$5,103
Interest Capitalized	(1,318)	(1,791)

Interest Expense	$1,381	$3,312

	For the Nine Months
	Ended December 31,

	2003	2002

Total Interest Incurred	$10,019	$13,933
Interest Capitalized	(4,368)	(4,406)

Interest Expense	$5,651	$9,527

(D) RELATED PARTY TRANSACTIONS

     At December 31, 2003 and March 31, 2003, Centex Homes had $4.9 million and $7.2 million, respectively, deposited with the Partnership as option deposits for the purchase of land. Centex Homes also entered into agreements to reimburse the Partnership for certain costs and fees incurred by the Partnership in the purchase and ownership of these tracts of land. During the three months ended December 31, 2003 and 2002, Centex Homes paid $0.5 million and $1.0 million, respectively, to the Partnership in fees and reimbursements pursuant to these agreements and $5.4 million and $3.3 million, respectively, for the purchase of residential lots. During the nine months ended December 31, 2003 and 2002, Centex Homes paid $1.6 million and $2.6 million, respectively, to the Partnership in fees and reimbursements pursuant to these agreements and $19.0 million and $27.4 million, respectively, for the purchase of residential lots. The Partnership expects Centex Homes to pay an additional $14.9 million to the Partnership to complete the purchase of these tracts of land.

     Construction Services has historically executed construction contracts with the Partnership. At March 31, 2003, contracts for the construction of two industrial facilities were completed and no additional contracts were outstanding. At December 31, 2003, a $9.7 million contract for the construction of an office building had been executed with the Partnership and was outstanding. During the three months ended December 31, 2003 and 2002, the Partnership paid $3.1 million and $0.6 million, respectively, to Construction Services pursuant to these contracts. During the nine months ended December 31, 2003 and 2002, the Partnership paid $3.6 million and $5.3 million, respectively, to Construction Services pursuant to these contracts.

     During the nine months ended December 31, 2003, the Partnership issued 2,182 Class C Units to Centex Homes in exchange for land with a fair market value of $2.8 million.

     During the nine months ended December 31, 2003, a subsidiary of the Partnership entered into a lease agreement (the “Lease”) with a Centex subsidiary for 160,000 square feet of office space currently under construction in Lewisville, Texas. The Lease is for a ten-year primary term commencing upon the date that the premises is ready for occupancy.

(E) COMPREHENSIVE INCOME

     A summary of comprehensive income for the three months ended December 31, 2003 and 2002 is presented below:

	For the Three Months
	Ended December 31,

	2003	2002

Net Earnings	$8,268	$13,116
Other Comprehensive Income:
Foreign Currency Translation Adjustments	16,420	5,829
Unrealized Gain on Hedging Instruments	599	91

Comprehensive Income	$25,287	$19,036

	For the Nine Months
	Ended December 31,

	2003	2002

Net Earnings	$25,371	$16,420
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	29,716	23,462
Unrealized Gain (Loss) on Hedging Instruments	1,351	(735)

Comprehensive Income	$56,438	$39,147

(F) STOCKHOLDERS’ EQUITY

     A summary of changes in stockholders’ equity is presented below:

		Centex Development Company			3333 Holding Corporation
		L.P. and Subsidiaries			and Subsidiary

		Class B	General	Limited		Capital in	Retained
		Unit	Partner's	Partner's	Stock	Excess of	Earnings
	Combined	Warrants	Capital	Capital	Warrants	Par Value	(Deficit)

Balance at March 31, 2003	$288,848	$500	$1,142	$289,617	$1	$800	$(2,070)
Net Earnings (Loss)	25,371	—	—	25,773	—	—	(402)
Issuance of Class C Units	2,812	—	—	2,812	—	—	—
Accumulated Other
Comprehensive Income:
Foreign Currency Translation Adjustments	29,716	—	—	29,716	—	—	—
Unrealized Gain on Hedging Instruments	1,351	—	—	1,351	—	—	—

Balance at December 31, 2003	$348,098	$500	$1,142	$349,269	$1	$800	$(2,472)

(G) BUSINESS SEGMENTS

     The Companies operate in three principal business segments: International Home Building, Commercial Development and Corporate-Other. All of the segments, except for International Home Building, operate in the United States. International Home Building’s accounting policies are the same as those described in the summary of significant accounting policies in the Companies’ latest Annual Report on Form 10-K.

     International Home Building acquires and develops residential properties and constructs single and multi-family housing units in the United Kingdom. Commercial Development develops office, industrial, retail and mixed-use projects, for sale and for investment. Corporate-Other is involved in the acquisition and disposition of land and other assets of the Partnership not identified with another specific business segment. Prior to April 1, 2003, the Companies operated a multi-family business segment (“Multi-Family”). Effective April 1, 2003, the operations of this segment were restructured to focus on leasing and disposition of remaining projects rather than new development. The operations of these projects are reflected in the Corporate-Other segment for the current and prior comparative period.

     On November 18, 2003, Centex and the Companies announced that merger agreements were entered into by and among the Partnership, Holding and Centex, which will end the tandem trading relationship between Centex common stock and the common stock of Holding, as well as the stockholder warrants of the Partnership. The mergers will result in the consolidation of Holding and the Partnership as indirect, wholly-owned subsidiaries of Centex. Centex and the Companies anticipate this transaction will be completed prior to March 31, 2004.

	For the Three Months Ended December 31, 2003

	Int'l Home	Commercial	Corporate-
	Building	Development	Other	Total

Revenues	$120,359	$2,245	$13,554	$136,158
Cost of Sales	(99,061)	(363)	(12,910)	(112,334)
Selling, General and Administrative Expenses	(10,363)	(1,246)	(1,175)	(12,784)
Interest Expense	(509)	(380)	(379)	(1,268)
Earnings from Unconsolidated Subsidiaries	—	622	—	622

Earnings (Loss) from Continuing Operations Before Income Taxes	10,426	878	(910)	10,394
Earnings (Loss) from Discontinued Operations Before Income Taxes	—	1,557	(972)	585

Earnings (Loss) Before Income Taxes	$10,426	$2,435	$(1,882)	$10,979

	For the Three Months Ended December 31, 2002

	Int'l Home	Commercial	Corporate-
	Building	Development	Other	Total

Revenues	$95,348	$2,945	$5,121	$103,414
Cost of Sales	(80,526)	(878)	(3,298)	(84,702)
Selling, General and Administrative Expenses	(8,634)	(1,563)	(1,576)	(11,773)
Interest Expense	(631)	(387)	(637)	(1,655)
Earnings from Unconsolidated Subsidiaries	—	25	—	25

Earnings (Loss) from Continuing Operations Before Income Taxes	5,557	142	(390)	5,309
Earnings from Discontinued Operations Before Income Taxes	—	8,994	—	8,994

Earnings (Loss) Before Income Taxes	$5,557	$9,136	$(390)	$14,303

	For the Nine Months Ended December 31, 2003

	Int'l Home	Commercial	Corporate-
	Building	Development	Other	Total

Revenues	$305,096	$6,179	$28,387	$339,662
Cost of Sales	(254,463)	(1,506)	(26,498)	(282,467)
Selling, General and Administrative Expenses	(27,426)	(4,188)	(2,820)	(34,434)
Interest Expense	(1,617)	(1,153)	(1,236)	(4,006)
Earnings from Unconsolidated Subsidiaries	—	864	—	864

Earnings (Loss) from Continuing Operations Before Income Taxes	21,590	196	(2,167)	19,619
Earnings (Loss) from Discontinued Operations Before Income Taxes	—	11,550	(525)	11,025

Earnings (Loss) Before Income Taxes	$21,590	$11,746	$(2,692)	$30,644

	For the Nine Months Ended December 31, 2002

	Int'l Home	Commercial	Corporate-
	Building	Development	Other	Total

Revenues	$250,774	$8,039	$31,361	$290,174
Cost of Sales	(216,270)	(2,012)	(27,476)	(245,758)
Selling, General and Administrative Expenses	(23,337)	(4,599)	(4,778)	(32,714)
Interest Expense	(1,808)	(1,108)	(1,589)	(4,505)
Earnings from Unconsolidated Subsidiaries	—	600	—	600

Earnings (Loss) from Continuing Operations Before Income Taxes	9,359	920	(2,482)	7,797
Earnings from Discontinued Operations Before Income Taxes	—	10,119	—	10,119

Earnings (Loss) Before Income Taxes	$9,359	$11,039	$(2,482)	$17,916

(H) GOODWILL

     The Partnership’s International Home Building segment carries all of the Partnership’s goodwill, which arose from the April 15, 1999 acquisition of all of the voting shares of Fairclough Homes Group Limited, a British homebuilder (“Fairclough”). The carrying amount of goodwill was $34.7 million and $30.7 million at December 31, 2003 and March 31, 2003, respectively. The increase during the nine months ended December 31, 2003 reflects the impact of foreign currency translation adjustments.

(I) DERIVATIVES AND HEDGING

     The Partnership is exposed to the risk of interest rate fluctuations on its debt obligations. As part of its strategy to manage the obligations that are subject to changes in interest rates, the Partnership has entered into interest rate swap agreements, designated as cash flow hedges, on a portion of its debt. The swap agreements are recorded at aggregate fair value in Other Assets or Accrued Liabilities in the condensed combining balance sheets. To the extent the hedging relationship is effective, fluctuations in the fair value of the derivatives are deferred as a component of Accumulated Other Comprehensive Income. Fluctuations in the fair value of the ineffective portion of the derivatives would be reflected in the current period earnings. During the three and nine months ended December 31, 2003 there was no hedge ineffectiveness related to these derivatives.

     The swaps expire in March 2006. Amounts to be received or paid as a result of the swap agreements are recognized as adjustments to interest incurred on the related debt instrument. As of December 31, 2003, the Accumulated Other Comprehensive Gain was $1.3 million ($0.9 million net of tax).

(J) RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement was effective for the Companies beginning April 1, 2002.

     Due to the adoption of SFAS 144, the Companies now report assets identified subsequent to March 31, 2002 as held for sale (as defined by SFAS 144), if any, and any such assets sold in the current period, as discontinued operations. All results of these discontinued operations, less applicable income taxes, are included as discontinued operations in the statements of operations. Prior periods are restated for comparative purposes. Land assets, and any other assets sold prior to adoption of SFAS 144, are reported in continuing operations.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which requires certain guarantees to be recorded at fair value. FIN 45 also requires a guarantor to make certain disclosures about guarantees, including product warranties, even when the likelihood of making any payments under the guarantee is remote. We have applied the recognition and measurement provisions of FIN 45 to guarantees issued or modified after December 31, 2002. The implementation of FIN 45 did not have a material impact on the Companies’ results of operations or financial position.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended (“FIN 46”), which modifies the accounting for certain entities in which (1) equity investors do not have the characteristics of a controlling financial interest and/or (2) the entity is unable to finance its activities without additional subordinated financial support from other parties. Certain disclosure requirements of FIN 46 are effective for financial statements of interim or annual periods issued after January 31, 2003. See Note (K), “Investments in Certain Joint Ventures,” for disclosure of the Companies’ potential maximum exposure related to these entities.

     FIN 46 applies immediately to variable interest entities created, or in which an enterprise obtains an interest, after January 31, 2003. For certain variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies to interim or annual periods ending after March 15, 2004. As discussed above in Note (B), “Organization,” Centex indirectly holds 100% of the Partnership’s Class A and Class C Units. On November 18, 2003, Centex and the Companies announced that merger agreements were entered into by and among the Partnership, Holding and Centex, which will end the tandem trading relationship between Centex common stock and the common stock of Holding, as well as the stockholder warrants of the Partnership. The mergers will result in the consolidation of Holding and the Partnership as indirect, wholly-owned subsidiaries of Centex. Centex and the Companies anticipate this transaction will be completed prior to March 31, 2004. If such transaction is not completed prior to March 31, 2004, Centex will consolidate the Partnership and Holding as of March 31, 2004, pursuant to the provisions of FIN 46. See Note (P) to the consolidated financial statements of Centex included elsewhere in this Report for further discussion regarding this interpretation.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” or SFAS No. 149. The statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS No. 133, by requiring that contracts with comparable characteristics be accounted for similarly, resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. A portion of this statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The remainder of this statement codifies previously issued SFAS No. 133 implementation guidance, which retains its original effective dates. The implementation of SFAS No. 149 did not have a material impact on the Companies’ results of operations or financial position.

     In May 2003, the FASB issued Statement Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS No. 150”). The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). Certain provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003. In October 2003, FASB deferred indefinitely certain provisions of this Statement pertaining to non-controlling interests in limited life entities. The estimated settlement value of non-controlling interests in limited life entities subject to the deferral is approximately $1.5 million as of December 31, 2003. The implementation of the provisions of SFAS No. 150 which are effective did not have an impact on the Company’s results of operations or financial position.

(K) INVESTMENTS IN CERTAIN JOINT VENTURES

     The Partnership conducts certain operations through its participation in joint ventures in which the Partnership holds less than a majority interest. These non-consolidated joint ventures had total debt outstanding of approximately $24.4 million as of December 31, 2003 and $35.8 million as of March 31, 2003. The Partnership’s liability for the obligations of these non-consolidated joint ventures is limited to approximately $8.1 million as of December 31, 2003.

(L) COMMITMENTS AND CONTINGENCIES

     As of December 31, 2003, the Partnership had remaining commitments of approximately $8.1 million on construction contracts.

     To obtain construction financing for projects being developed by its subsidiaries, the Partnership is often required to guarantee, for the benefit of the construction lender, the completion of the project. In some instances, the Partnership has also executed recourse payment guarantees. At December 31, 2003, our subsidiaries had outstanding letters of credit of $3.8 million that primarily relate to development obligations of Multi-Family Communities.

     Subsidiaries of the Partnership have also obtained demand notes or letters of credit from Centex for up to 10% of the construction loan commitment amount. These demand notes or letters of credit have been pledged or endorsed to the lenders as additional collateral on the construction loans, and may be called only in the event of an uncured default by the Partnership. This additional collateral totals approximately $1.1 million as of December 31, 2003.

     A subsidiary of the Partnership has agreed to develop a mixed-use project in Saint Paul, Minnesota consisting of various types of residential housing and ancillary retail space. The subsidiary has performed a significant portion of the infrastructure work and has sold several of the development sites to reputable home builders (including a 1.5 acre site to Centex Homes) pursuant to contracts that obligate the purchasers to fulfill certain of the seller’s development obligations at the project. The subsidiary of the Partnership (as the seller) retains the right to repurchase the site if the purchaser fails to commence the performance of such obligations. Ultimately, the Partnership’s subsidiary remains responsible for the development of the project.

     The subsidiary anticipates that the costs expended for infrastructure work will be reimbursed from the proceeds of a bond offering by a special taxing district established to aid in the development of the project. These costs will be reimbursed over time as improvements at the project generate property taxes sufficient to fund debt service on the bonds. A receivable of approximately $12.4 million is included in Other Receivables in the accompanying Combining Balance Sheets. The subsidiary has deferred recognition of this income as of December 31, 2003 as improvements to the project that will generate property taxes are not yet complete.

     In the normal course of its business, the Partnership issues certain representations, warranties and guarantees related to its home sales, land sales and building sales that are affected by the Financial Accounting Standards Board’s recent issuance of FIN 45. The implementation of FIN 45 did not result in a material effect on our consolidated financial condition or operations. See further discussion on our warranty liability below. See further discussion of FIN 45 in Note (J), “Recent Accounting Pronouncements.”

     International Home Building offers a ten-year limited warranty for most homes constructed and sold in the United Kingdom. The warranty covers defects in materials or workmanship in various components of the home for the first two years and designated structural elements of the home in the third through tenth years. International Home Building estimates the costs that may be incurred under its warranty program for which it will be responsible and records a liability at the time each home is closed. Factors that affect International Home Building’s warranty liability include the number of homes closed, historical and anticipated rates of warranty claims and cost per claim. International Home Building periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

     Changes in International Home Building’s contractual warranty liability during the period are as follows:

Balance as of March 31, 2003	$3,390
Warranties Issued	2,822
Settlements Made	(2,362)

Balance as of December 31, 2003	$3,850

(M) RECLASSIFICATIONS

     Certain prior year balances have been reclassified to be consistent with the December 31, 2003 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     On a combined basis, our revenues from continuing operations were $136.2 million for the three months ended December 31, 2003, a 31.7% increase compared to our revenues from continuing operations of $103.4 million for the same period last year. On a combined basis, our revenues from continuing operations were $339.7 million for the nine months ended December 31, 2003, a 17.1% increase over our revenues from continuing operations of $290.2 million for the same period last year. The revenue increase for the nine months ended December 31, 2003 is primarily related to an increase in International Home Building’s unit closings and average unit sales price, offset by a decline in International Home Building’s land sales and a reduction in Corporate-Other’s sale of residential lots to Centex Homes. Revenues from residential lot sales and commercial land sales can vary significantly from period to period.

     Our operating earnings from continuing operations for the three months ended December 31, 2003 were $10.4 million compared to operating earnings from continuing operations of $5.3 million for the same period last year. Our operating earnings from continuing operations for the nine months ended December 31, 2003 were $19.6 million compared to operating earnings from continuing operations of $7.8 million for the same period last year. Our net earnings from continuing operations for the three months ended December 31, 2003 were $7.7 million compared to net earnings from continuing operations of $4.1 million for the same period last year. Our net earnings from continuing operations for the nine months ended December 31, 2003 were $14.3 million compared to net earnings from continuing operations of $6.3 million for the same period last year. The increase in operating earnings and net earnings from continuing operations for the three and nine months ended December 31, 2003 is primarily related to increased earnings from the International Home Building segment.

     Our net earnings from discontinued operations for the three and nine months ended December 31, 2003 were $0.6 million and $11.0 million, respectively. In accordance with Statement of Financial Accounting Standards No. 144, or SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for us beginning April 1, 2002, we report assets as discontinued operations if such assets are held for sale (as defined by SFAS 144), or if such assets are sold in the current period. We sold or reclassified fourteen of these properties as held for sale during the nine months ended December 31, 2003. Land assets are reported in continuing operations.

     Prior to April 1, 2003, the Companies operated a multi-family business segment. Effective April 1, 2003, the operations of this segment were restructured to focus on leasing and disposition of remaining projects rather than new development. The operations of these projects are reflected in the Corporate-Other segment for the current and prior comparative period.

     On November 18, 2003, Centex and the Companies announced that merger agreements were entered into by and among the Partnership, Holding and Centex, which will end the tandem trading relationship between Centex common stock and the common stock of Holding, as well as the stockholder warrants of the Partnership. The mergers will result in the consolidation of Holding and the Partnership as indirect, wholly-owned subsidiaries of Centex. Centex and the Companies anticipate this transaction will be completed prior to March 31, 2004.

     Any reference herein to we, us or our includes 3333 Holding Corporation and subsidiary and Centex Development Company, L.P. and subsidiaries.

INTERNATIONAL HOME BUILDING

     The following summarizes International Home Building’s results for the three and nine months ended December 31, 2003 compared to the same periods last year (dollars in thousands, except per unit data):

	For the Three Months Ended December 31,

	2003		2002

Revenues — Home Building	$114,857	95.4%	$77,484	81.3%
Revenues — Land Sales and Other	5,502	4.6%	17,864	18.7%
Cost of Sales — Home Building	(96,631)	(80.3%)	(68,109)	(71.4%)
Cost of Sales — Land Sales	(2,430)	(2.0%)	(12,417)	(13.0%)
General and Administrative Expenses	(10,363)	(8.6%)	(8,634)	(9.1%)

Operating Earnings	10,935	9.1%	6,188	6.5%
Interest	(509)	(0.4%)	(631)	(0.7%)

Earnings Before Income Taxes	$10,426	8.7%	$5,557	5.8%

		% Change		% Change
Units Closed	422	30.2%	324	2.2%
Average Unit Sales Price	$272,173	13.8%	$239,148	23.3%
Average Operating Earnings Per Unit	$25,912	35.7%	$19,099	112.1%
Backlog Units	451	(5.1%)	475	105.6%

	For the Nine Months Ended December 31,

	2003		2002

Revenues — Home Building	$298,596	97.9%	$229,041	91.3%
Revenues — Land Sales and Other	6,500	2.1%	21,733	8.7%
Cost of Sales — Home Building	(252,033)	(82.6%)	(200,033)	(79.8%)
Cost of Sales — Land Sales	(2,430)	(0.8%)	(16,237)	(6.5%)
General and Administrative Expenses	(27,426)	(9.0%)	(23,337)	(9.3%)

Operating Earnings	23,207	7.6%	11,167	4.4%
Interest	(1,617)	(0.5%)	(1,808)	(0.7%)

Earnings Before Income Taxes	$21,590	7.1%	$9,359	3.7%

		% Change		% Change
Units Closed	1,114	14.1%	976	4.8%
Average Unit Sales Price	$268,039	14.2%	$234,673	19.9%
Average Operating Earnings Per Unit	$20,832	82.1%	$11,442	13.2%
Backlog Units	451	(5.1%)	475	105.6%

     International Home Building’s revenues for the three months ended December 31, 2003 increased by $25.0 million from revenues for the same period last year. This increase is comprised of $10.7 million from an increase in the average unit sales price and $26.7 million from an increase in the number of units closed, offset by a $12.4 million decline in other revenues caused by reduced land sales. Home sales totaled 422 units during the three months ended December 31, 2003, compared to 324 units during the same period in the preceding year, representing a 30.2% increase. International Home Building’s revenues for the nine months ended December 31, 2003 increased by $54.3 million from revenues for the same period last year. This increase is comprised of $32.6 million from an increase in the average unit sales price and $36.9 million from an increase in the number of units closed, offset by a $15.2 million decline in other revenues caused by reduced land sales. Home sales totaled 1,114 units during the nine months ended December 31, 2003, compared to 976 units during the same period in the preceding year, representing a 14.1% increase.

     International Home Building’s gross homebuilding margins increased for the three months ended December 31, 2003 to 15.9% from 12.1% and increased for the nine months ended December 31, 2003 to 15.6% from 12.7% compared to the same periods last year. The improvement in gross margins was primarily due to an increase in the average unit sales price, partially offset by increases in labor costs caused by a shortage of skilled labor.

     International Home Building’s general and administrative expenses, as a percentage of revenues, decreased 0.5% and 0.3%, respectively, for the three and nine months ended December 31, 2003 compared to the same periods last year, primarily due to the impact of increased revenues in the three and nine month periods ended December 31, 2003, offset by increased personnel and regulatory compliance expenses.

     International Home Building’s financial statements are affected by fluctuations in exchange rates. International Home Building, whose functional currency is the British pound sterling, translates its financial statements into U.S. dollars. Income statement accounts are translated using the average exchange rate for the period, except for significant, non-recurring transactions that are translated at the rate in effect as of the date of the transaction. For the three months ended December 31, 2003 and 2002, respectively, the average exchange rate used for translation was 1.71 and 1.57, representing an increase of 8.5%. For the nine months ended December 31, 2003 and 2002, respectively, the average exchange rate used for translation was 1.65 and 1.53, representing an increase of 7.7%.

     The backlog of homes sold but not closed at December 31, 2003 was 451 units, 5.1% less than the 475 units at the same point in the preceding year.

COMMERCIAL DEVELOPMENT

     The following summarizes Commercial Development’s results for the three and nine months ended December 31, 2003, compared to the same periods last year (dollars and square feet in thousands):

	For the Three Months
	Ended December 31,

	2003	2002

Sales Revenues	$850	$1,900
Rental Income and Other Revenues	1,395	1,045
Cost of Sales	(363)	(878)
Selling, General and Administrative Expense	(1,056)	(1,294)
Interest	(380)	(387)

Operating Earnings Before Depreciation and Earnings from Unconsolidated Subsidiaries	446	386
Depreciation and Amortization	(190)	(269)
Earnings from Unconsolidated Subsidiaries	622	25

Operating Earnings	878	142
Earnings from Discontinued Operations	1,557	8,994

Earnings Before Income Taxes	$2,435	$9,136

Operating Square Footage at December 31	821	2,370

	For the Nine Months
	Ended December 31,

	2003	2002

Sales Revenues	$1,893	$4,235
Rental Income and Other Revenues	4,286	3,804
Cost of Sales	(1,506)	(2,012)
Selling, General and Administrative Expense	(3,619)	(4,025)
Interest	(1,153)	(1,108)

Operating Earnings (Loss) Before Depreciation and Earnings From Unconsolidated Subsidiaries	(99)	894
Depreciation and Amortization	(569)	(574)
Earnings from Unconsolidated Subsidiaries	864	600

Operating Earnings	196	920
Earnings from Discontinued Operations	11,550	10,119

Earnings Before Income Taxes	$11,746	$11,039

Operating Square Footage at December 31	821	2,370

Commercial Development’s operations during the nine months ended December 31, 2003 included:

•	completion of shell construction for a 138,000 square foot retail project in Santa Clara, California;

•	continued construction of a 62,000 square foot light industrial project in Camarillo, California;

•	completion of shell construction of a 39,000 square foot light industrial project in Oxnard, California; and

•	commencement of construction on a 160,000 square foot office building in Lewisville, Texas.

Commercial Development’s discontinued operations during the nine months ended December 31, 2003 included:

•	sale of a 68,000 square foot industrial project in Gardner, Massachusetts;

•	sale of a 55,000 square foot office project in Ann Arbor, Michigan;

•	sale of two light industrial projects totaling 88,000 square feet in Oxnard, California;

•	sale of six industrial projects totaling approximately 1.2 million square feet in Charlotte, North Carolina;

•	sale of a 58,000 square foot retail project in Lewisville, Texas; and

•	operation of a 123,000 square foot industrial project in Charlotte, North Carolina and a 113,000 square foot industrial project in Camarillo, California.

     Sales revenues and cost of sales for the nine months ended December 31, 2003 reflect the sale of a pad site at a retail project in Lewisville, Texas and the sale of land in Ann Arbor, Michigan. Sales revenues and cost of sales for the nine months ended December 31, 2002 reflect the sale of four pad sites at a retail project in Lewisville, Texas. Rental income and other revenues increased as the result of leasing at an industrial project in Grand Prairie, Texas. Selling, general and administrative expense decreased as the result of staffing reductions and a decrease in property operation expenses. Earnings from unconsolidated entities have increased as the result of leasing at a retail project in Santa Clara, California and the sale of our interest in four medical office buildings.

	December 31, 2003		December 31, 2002

	(000's)	Weighted	(000's)	Weighted
	Rentable	Average	Rentable	Average
	Sq. Ft.	Occupancy	Sq. Ft.	Occupancy

Operating Properties*
Industrial	464	74.2%	1,969	79.7%
Office/Medical	219	95.0%	343	71.6%
Retail	138	96.9%	58	74.8%

	821	83.6%	2,370	78.3%

	(000's)		(000's)
	Rentable		Rentable
	Sq. Ft		Sq. Ft.

Projects Under Construction*
Industrial	62		155
Office/Medical	160		—
Retail	—		136

	222		291

* Includes assets classified as Held for Sale.

CORPORATE-OTHER

     The following summarizes the results of Corporate-Other for the three and nine months ended December 31, 2003, compared to the same periods last year (dollars in thousands):

	For the Three Months
	Ended December 31,

	2003	2002

Revenues	$13,554	$5,121
Cost of Sales	(12,910)	(3,298)
Selling, General and Administrative Expenses	(1,175)	(1,576)
Interest Expense	(379)	(637)

Operating Loss	(910)	(390)
Loss from Discontinued Operations	(972)	—

Loss Before Income Taxes	$(1,882)	$(390)

	For the Nine Months
	Ended December 31,

	2003	2002

Revenues	$28,387	$31,361
Cost of Sales	(26,498)	(27,476)
Selling, General and Administrative Expenses	(2,820)	(4,778)
Interest Expense	(1,236)	(1,589)

Operating Loss	(2,167)	(2,482)
Loss from Discontinued Operations	(525)	—

Loss Before Income Taxes	$(2,692)	$(2,482)

     Our Corporate-Other segment acquires and disposes of land and other assets that are not identified with another specific business segment. Revenues and cost of sales for the three and nine months ended December 31, 2003 relate primarily to the sale of residential lots to Centex Homes. Revenues and cost of sales for the three and nine months ended December 31, 2002 also relate primarily to sales of residential lots to Centex Homes.

     Selling, general and administrative expenses decreased for the three and nine months ended December 31, 2003 compared to the same periods last year, primarily due to staffing reductions in the former Multi-Family segment. Interest expense for the three and nine months ended December 31, 2003 and 2002 relates primarily to debt incurred to finance the purchase of residential lots.

     The loss from discontinued operations for the three and nine months ended December 31, 2003 relates primarily to the sale of a Multi-Family project in San Antonio, Texas.

LIQUIDITY AND CAPITAL RESOURCES

     We finance land acquisition and development activities primarily from financial institution borrowings, equity contributions from third-party investors in project-specific joint ventures, seller financing, issuance of Class C limited partnership units to Centex affiliates and cash flow from operations, which is comprised largely of proceeds from the sale of real estate and operating projects.

     We typically finance properties under development through short-term variable and fixed-rate secured construction loans, and to a limited extent depending on the timing of the project construction, cash flow from operations. Construction loans totaled $44.3 million, including $32.7 million related to assets held for sale, at December 31, 2003. Under the terms of various construction loan agreements, we are required to maintain certain minimum liquidity and net worth levels. At December 31, 2003, we were in compliance with these covenants.

     Permanent commercial project loans outstanding at December 31, 2003 totaled $17.2 million. The project loan is collateralized by a completed commercial property and has a fixed interest rate of 7.79%. This loan is non-recourse to the Partnership and its subsidiaries.

     No new seller-financed land loans were obtained during the quarters ended December 31, 2003 and 2002. Outstanding balances on seller-financed loans at December 31, 2003 totaled $14.9 million, with terms of up to three years and fixed interest rates ranging from 8.00% to 9.00%.

     The International Home Building segment has secured a revolving bank credit facility of 100 million in British pounds sterling. Advances under this facility totaled £50.0 million, or $88.9 million, at December 31, 2003. Under the terms of this facility, the International Home Building segment is required to maintain certain leverage and interest coverage ratios and a minimum tangible net worth. At December 31, 2003, the International Home Building segment was in compliance with all of these covenants.

     We believe that the revenues, earnings, and liquidity from the sale of single-family homes, land sales, the sale of development projects and issuance of Class C Units will be sufficient to provide the necessary funding for our current and future needs.

CERTAIN OFF-BALANCE SHEET AND OTHER OBLIGATIONS

     The following is a summary of certain off-balance sheet arrangements and other obligations and their possible effects on our liquidity and capital resources.

Joint Ventures

     We conduct certain operations through our participation in joint ventures in which we hold less than a majority interest. These non-consolidated joint ventures had total debt outstanding of approximately $24.4 million as of December 31, 2003 and $35.8 million as of March 31, 2003. Our liability for the obligations of these non-consolidated joint ventures is limited to approximately $8.1 million as of December 31, 2003.

Letters of Credit, Guarantees and Leases

     At December 31, 2003, we had outstanding performance bonds and bank guarantees of $29.9 million that relate to projects undertaken by International Home Building and development obligations of International Home Building.

     To obtain construction financing for commercial and multi-family projects being developed by our subsidiaries, we are often required to guarantee, for the benefit of the construction lender, the completion of the project. In some instances, we have also executed partial recourse payment guarantees. At December 31, 2003, our subsidiaries had outstanding letters of credit of $3.8 million that primarily relate to development obligations of Multi-Family Communities.

     We expect that our subsidiaries will satisfy their loan and other contractual obligations in the ordinary course of business and in accordance with applicable contractual terms. As that occurs, our liability exposure will be decreased and, eventually, we will not have any continuing obligations with respect to these projects.

     We have no material capital or operating leases.

RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 144, or SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement was effective for us beginning April 1, 2002.

     Due to the adoption of SFAS 144, we now report assets identified subsequent to March 31, 2002 as held for sale (as defined by SFAS 144), if any, and any such assets sold in the current period, as discontinued operations. All results of these discontinued operations, less applicable income taxes, are included as discontinued operations in the statements of operations. Prior periods are restated for comparative purposes. Land assets, and any other assets sold prior to adoption of SFAS 144, are reported in continuing operations.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” or FIN 45, which requires certain guarantees to be recorded at fair value. FIN 45 also requires a guarantor to make certain disclosures about guarantees, including product warranties, even when the likelihood of making any payments under the guarantee is remote. We have applied the recognition and measurement provisions of FIN 45 to guarantees issued or modified after December 31, 2002. The implementation of FIN 45 did not have a material impact on our results of operations or financial position.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended or FIN 46, which modifies the accounting for certain entities in which (1) equity investors do not have the characteristics of a controlling financial interest and/or (2) the entity is unable to finance its activities without additional subordinated financial support from other parties. Certain disclosure requirements of FIN 46 are effective for financial statements of interim or annual periods issued after January 31, 2003. FIN 46 applies immediately to variable interest entities created, or in which an enterprise obtains an interest, after January 31, 2003. For certain variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies to interim or annual periods ending after March 15, 2004. As discussed in Note (B), “Organization,” of our Notes to Condensed Combining Financial Statements, Centex indirectly holds 100% of the Partnership’s Class A and Class C Units. On November 18, 2003, Centex

and the Companies announced that merger agreements were entered into by and among the Partnership, Holding and Centex, which will end the tandem trading relationship between Centex common stock and the common stock of Holding, as well as the stockholder warrants of the Partnership. The mergers will result in the consolidation of Holding and the Partnership as indirect, wholly-owned subsidiaries of Centex. Centex and the Companies anticipate this transaction will be completed prior to March 31, 2004. If such transaction is not completed prior to March 31, 2004, Centex will consolidate the Partnership and Holding as of March 31, 2004, pursuant to the provisions of FIN 46. See Note (P) to the consolidated financial statements of Centex included elsewhere in this Report for further discussion regarding this interpretation.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” or SFAS No. 149. The statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS No. 133, by requiring that contracts with comparable characteristics be accounted for similarly, resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. A portion of this statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The remainder of this statement codifies previously issued SFAS No. 133 implementation guidance, which retains its original effective dates. The implementation of SFAS No. 149 did not have a material impact on the Companies’ results of operations or financial position.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS No. 150”). The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). Certain provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003. In October 2003, FASB deferred indefinitely certain provisions of this Statement pertaining to non-controlling interests in limited life entities. The estimated settlement value of non-controlling interests in limited life entities subject to the deferral is approximately $1.5 million as of December 31, 2003. The implementation of the provisions of SFAS No. 150 which are effective did not have an impact on the Company’s results of operations or financial position.

FORWARD-LOOKING STATEMENTS

     Various sections of this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when we are discussing our beliefs, estimates or expectations. These statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results and outcomes may differ materially from what is expressed or forecasted in these forward-looking statements. In addition to the specific uncertainties discussed elsewhere in this Report, the following risks and uncertainties may affect the actual performance and results of operations of the Companies:

•	Our homebuilding, commercial, multi-family and land sales operations are somewhat cyclical and sensitive to changes in economic conditions, including levels of employment, consumer confidence and income, availability of financing, interest rate levels and changes in the economic condition of the local markets in which we operate.

•	Our homebuilding, commercial, multi-family and land sales operations are also subject to other risks and uncertainties, including seasonal variations, adverse weather conditions, the availability of adequate land in desirable locations, the cost and availability of labor and construction materials, labor disputes, the general demand for housing and new construction and the resale market for existing homes.

•	All of our businesses operate in very competitive environments, which are characterized by competition from a number of other homebuilders, developers and landowners in each of the markets in which we operate.

•	We are subject to various federal, state and local statutes, rules and regulations that could affect our businesses, including those concerning zoning, construction, protecting the environment and health. In addition, our businesses could be affected by changes in federal income tax policy, federal mortgage loan financing programs and by other changes in regulation or policy.

     Other risks and uncertainties may also affect the outcome of the actual performance and results of operations of the Partnership and Holding.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     There have been no material changes in the Companies’ market risk from March 31, 2003. For further information regarding the Companies’ market risk, refer to the Companies’ Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

Item 4. Controls and Procedures

     An evaluation has been performed under the supervision and with the participation of the management of 3333 Holding Corporation and of Centex Development Company, L.P. (through its general partner, 3333 Holding Corporation), including the Chief Executive Officer and Chief Financial Officer of both 3333 Holding Corporation and 3333 Development Corporation, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the management of 3333 Holding Corporation and of Centex Development Company, L.P. (through its general partner, 3333 Holding Corporation), including the Chief Executive Officer and Chief Financial Officer of both 3333 Holding Corporation and 3333 Development Corporation, concluded that our disclosure controls and procedures were effective as of December 31, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There has been no change in our internal controls over financial reporting subsequent to the date of the foregoing evaluation that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(3)	Exhibits

2.1	Agreement and Plan of Merger dated as of November 17, 2003, by and among 3333 Holding Corporation, Centex Corporation and 3333 Acquisition Corp. (filed as Exhibit 2.1 to Form 8-K of Centex Corporation, 3333 Holding Corporation and Centex Development Company, L.P. dated November 18, 2003 and incorporated herein by reference).

2.2	Agreement and Plan of Merger dated as of November 17, 2003, by and among Centex Development Company, L.P., 3333 Development Corporation, Centex Corporation, Centex Development Acquisition, L.P. and Centex Homes (filed as Exhibit 2.2 to Form 8-K of Centex Corporation, 3333 Holding Corporation and Centex Development Company, L.P. dated November 18, 2003 and incorporated herein by reference).

4.1	Amendment to Nominee Agreement dated as of November 17, 2003, by and between Centex Corporation, 3333 Holding Corporation, Centex Development Company, L.P. and Mellon Investor Services LLC (filed as Exhibit 4.1 to Form 8-K of Centex Corporation, 3333 Holding Corporation and Centex Development Company, L.P. dated November 18, 2003 and incorporated herein by reference).

31.3	Certification of the Chief Executive Officer of 3333 Holding Corporation pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.4	Certification of the Chief Financial Officer of 3333 Holding Corporation pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.5	Certification of the Chief Executive Officer of 3333 Development Corporation, as the general partner of Centex Development Company, L.P., pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.6	Certification of the Chief Financial Officer of 3333 Development Corporation, as the general partner of Centex Development Company, L.P., pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.3	Certification of the Chief Executive Officer of 3333 Holding Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of the Chief Financial Officer of 3333 Holding Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.5	Certification of the Chief Executive Officer of 3333 Development Corporation, as the general partner of Centex Development Company, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.6	Certification of the Chief Financial Officer of 3333 Development Corporation, as the general partner of Centex Development Company, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(4)	Reports on Form 8-K

Current Report on Form 8-K of Centex Corporation, 3333 Holding Corporation and Centex Development Company, L.P. dated November 18, 2003, announcing proposed termination of the tandem trading of the registrants’ securities and proposed transaction by which 3333 Holding Corporation and Centex Development Company, L.P. will become subsidiaries of Centex Corporation.

Current Report on Form 8-K of Centex Corporation, 3333 Holding Corporation and Centex Development Company, L.P. dated December 19, 2003, announcing temporary suspension by certain Centex Corporation profit sharing plans of transactions by plan participants in the Centex Corporation common stock fund under the plans.

Current Report on Form 8-K of Centex Corporation, 3333 Holding Corporation and Centex Development Company, L.P. dated December 23, 2003, announcing the amendment of the combined financial statements of 3333 Holding Corporation and Centex Development Company, L.P. included in their Form 10-K for the fiscal year ended March 31, 2003 to reflect subsequent property sales as discontinued operations, in connection with the proposed transactions announced in their Form 8-K dated November 18, 2003.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3333 HOLDING CORPORATION

Registrant

February 9, 2004	/s/ Todd D. Newman

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

CENTEX DEVELOPMENT COMPANY, L.P.

Registrant
By 3333 Development Corporation
General Partner

February 9, 2004	/s/ Todd D. Newman

Todd D. Newman
Senior Vice President, Chief Financial
Officer and Treasurer
(principal financial officer and
principal accounting officer)

Exhibit Index for
Centex Corporation

Exhibit
Number	Description

10.3	Amended and Restated Distribution Agreement, dated as of November 4, 2003, between Centex Corporation and Centex Construction Products, Inc. (incorporated by reference from Amendment No. 3 to Schedule 13D of Centex Corporation filed with the Securities and Exchange Commission on November 5, 2003).

10.4	Amended and Restated Agreement and Plan of Merger, dated as of November 4, 2003, among Centex Corporation, ARG Merger Corporation and Centex Construction Products, Inc. (incorporated by reference from Amendment No. 3 to Schedule 13D of Centex Corporation filed with the Securities and Exchange Commission on November 5, 2003).

31.1	Certification of the Chief Executive Officer of Centex Corporation pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Centex Corporation pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of Centex Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Centex Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Index for
3333 Holding Corporation and
Centex Development Company, L.P.

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated as of November 17, 2003, by and among 3333 Holding Corporation, Centex Corporation and 3333 Acquisition Corp. (filed as Exhibit 2.1 to Form 8-K of Centex Corporation, 3333 Holding Corporation and Centex Development Company, L.P. dated November 18, 2003 and incorporated herein by reference).

2.2	Agreement and Plan of Merger dated as of November 17, 2003, by and among Centex Development Company, L.P., 3333 Development Corporation, Centex Corporation, Centex Development Acquisition, L.P. and Centex Homes (filed as Exhibit 2.2 to Form 8-K of Centex Corporation, 3333 Holding Corporation and Centex Development Company, L.P. dated November 18, 2003 and incorporated herein by reference).

4.1	Amendment to Nominee Agreement dated as of November 17, 2003, by and between Centex Corporation, 3333 Holding Corporation, Centex Development Company, L.P. and Mellon Investor Services LLC (filed as Exhibit 4.1 to Form 8-K of Centex Corporation, 3333 Holding Corporation and Centex Development Company, L.P. dated November 18, 2003 and incorporated herein by reference).

31.3	Certification of the Chief Executive Officer of 3333 Holding Corporation pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.4	Certification of the Chief Financial Officer of 3333 Holding Corporation pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.5	Certification of the Chief Executive Officer of 3333 Development Corporation, as the general partner of Centex Development Company, L.P., pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.6	Certification of the Chief Financial Officer of 3333 Development Corporation, as the general partner of Centex Development Company, L.P., pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.3	Certification of the Chief Executive Officer of 3333 Holding Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of the Chief Financial Officer of 3333 Holding Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.5	Certification of the Chief Executive Officer of 3333 Development Corporation, as the general partner of Centex Development Company, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.6	Certification of the Chief Financial Officer of 3333 Development Corporation, as the general partner of Centex Development Company, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.